Form 10-Q
period 2008-06-30
Sweetwater Resources, Inc.
filed 2008-07-30
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-151339

SWEETWATER RESOURCES, INC.
                                                               (Exact name of small business issuer as specified in its charter)

Nevada	71-1050559
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Madappilly House, Elenjipra, P.O., Chalakudy Via, Kerala, India
(Address of principal executive offices)

011-91-480-320-8192
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [ X ]   No   [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

July 15, 2008:                                4,541,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sweetwater Resources Inc. (a pre-exploration stage company) at June 30, 2008 (with comparative figures as at March 31, 2008) and the statement of operations for the three months ended June 30, 2008 and for the period from July 24, 2007 (date of inception) to June 30, 2008 and the statement of cash flows for the three months ended June 30, 2008 and for the period from July 24, 2007 (date of inception) to June 30, 2008  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEET

(Unaudited – Prepared by Management)

	June 30, 2008	March 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 8,055	$ 13,496

Total Current Assets	$ 8,055	$ 13,496

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 4,976	$ 4,211
Accounts payable – related parties	6,866	2,668

Total Current Liabilities	11,842	6,879

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
4,541,000 shares issued and outstanding	4,541	4,541
Capital in excess of par value	49,159	45,259
Deficit accumulated during the pre-exploration stage	(57,487)	(43,183)

Total Stockholders’ Deficiency	(3,787)	6,617

	$ 8,055	$ 13,496

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended June 30, 2008 and for
the period from July 24, 2007 (date of inception) to June 30, 2008

(Unaudited – Prepared by Management)

	Three Months Ended June 30, 2008	From July 24, 2007 (date of inception) to June 30, 2008

REVENUES	$ -	$ -

EXPENSES

Accounting and audit	2,285	6,360
Consulting	-	5,000
Exploration expenses	-	11,321
Filing fees	153	153
Incorporation costs	-	870
Legal	6,738	21,451
Management fees	3,000	8,000
Office	248	952
Rent	600	1,600
Telephone	300	800
Transfer agent’s fees	980	980

NET LOSS FROM OPERATIONS	$(14,304)	$(57,487)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	4,541,000

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended June 30, 2008 and period from July 24, 2007 (date of inception) to June 30, 2008

(Unaudited – Prepared by Management)

	For the three months ended June 30, 2008	From July 24, 2007 (date of inception) to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (14,304)	$(57,487)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	3,900	10,400
Changes in accounts payable	765	4,976

Net Cash Provided (Used) in Operations	(9,639)	(42,111)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from loan from related party	4,198	6,866

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	43,300

Net Increase in Cash	(5,441)	8,055

Cash at Beginning of Period	13,496	-

CASH AT END OF PERIOD	$ 8,055	$ 8,055

The accompanying notes are an integral part of these unaudited financial statements

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited – Prepared by Management)

1.           ORGANIZATION

The Company, Sweetwater Resources, Inc. was incorporated under the laws of the State of Nevada on July 24, 2007 with the authorized common capital stock of 450,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

The Company has elected March 31 as its fiscal year end.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On March 31, 2008, the Company had a net operating loss carry forward of $57,487 for income tax purposes.  The tax benefit of approximately $17,200 from the loss carry forward

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
June 30, 2008

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.   The losses will expire in 2029.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
June 30, 2008

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           AQUISITION OF MINERAL CLAIM

The Company acquired  a mineral claim known as the Bhavnagar Gold Claim located near Surat in the Republic of India for $5,000 from Bhindi Mines LLC, an unrelated company located at Bhopol, India.  The claim, under Indian mineral law, remains in good standing until such time as the Company abandons it.

4.           SIGNIFICANT TRANSACTIONS WITH FORMER RELATED PARTY

The former officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $6,866 and have made contributions to capital of $10,400 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On October 31, 2007, Company completed a private placement consisting of 3,750,000 common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $3,750.  On January 31, 2008, the Company completed a private placement of 791,000 common shares at $0.05 per share for a total consideration of $39,550.

6.	GOING CONCERN

The Company will need additional working capital to service its debt and to develop the mineral claims acquired, which raises substantial doubt about its ability to continue as a going concern.   Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The followings discussion should be read in conjunction with the information contained in the financial statements of Sweetwater Resources, Inc. (“Sweetwater Resources” or “the Company”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

We are a start up, pre-exploration stage company and have not yet generated or realized any revenues from our business operations.   We were incorporate under the laws of the State of Nevada on July 24, 2007.   We do not have any subsidiaries or affiliate companies.   We have never been bankrupt, been under the control of a receiver or similar proceedings with respect to ourselves.     We have never had a material reclassification, merger or consolidation of our Company.   Since inception we have not disposed of any material amount of assets other than in the ordinary course of business and have had no material changes in the method of conducting our business.

Our present address is Madappilly House, Elenjhipra, P.O. Chalakudy, Via 680271 Kerala, India.  Our telephone number is 011-91-480-320-8192.

We are filing this registration statement on Form S-1 under the Securities Act.   We are not subject to the reporting requirements of section 13(a) or 15(d) of the Exchange Act immediately before filing this registration statement.

Our Company has made no revenue since its inception on July 24, 2007.  During the next fiscal year we will be conducting research in the form of exploration on our Bhavnagar claim located in the Republic of India.  We have a 100% interest in the mineral rights on the Bhavnagar claim which we acquired from Bhindi Mines LLC, an unrelated limited liability company having its registered office at Bhopal, India for $5,000, on November 1, 2007.

In order to determine a work program on the Bhavnagar claim we commissioned Raman Mistry, Professional Geologist, to prepare a report on it.

The professional background of Mr. Mistry is that he graduated from the University of New Delhi, India with a Bachelor of Science degree in Geology in 1974 and a Masters of Science degree in 1979 from the same university.  He worked as a consulting geologist for 25 years for such companies as Pradesh Mining, Gusain Ventures and Porbqander Explorations where he was commissioned to write reports on their geological structures.  He is currently a member in good standing of the Geological Society of India.

In order to write his report, Mr. Mistry reviewed historical and current geological reports of the area and of the Bhavnagar claim and visited to the area between November 17 and19, 2007 for the purpose of evaluating the exploration potential of the Bhavnagar. The reports by previous qualified persons as presented from a literature search of the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of India in its annual reports, papers, Geological Survey maps and assessment reports provide most of the technical basis for his report.  His report, dated November 22, 2007, is summarized below:

Description of the Bhavnagar and its location

Bhavnagar claim consists of 1 unpatented mineral claim, located 42 km East of Surat, and 79 km Northwest of Amreli at UTM co-ordinates Latitude 21°46’00”North and Longitude 072°14’00”East. A 100% of the Bhavnagar claim was assigned to our Company by Bhindi Mines LLC. and the assignment was filed with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of India.

There are no known environmental concerns or parks designated for any area contained within the Bhavnagar claim. The property has no encumbrances.  As advanced exploration proceeds there may be bonding requirements for reclamation.

Accessibility, climate, local resources, infrastructure and topography

The Bhavnagar claim is accessible from Gujarat.  It is connected to Mumbai by air and railway.   Daily flights operated by Jet Airways and Air Deccan.   It was one of the first cities in Gujarat to have an airport.  The city is well connected to other major cities of Gujarat such as Valadara, Ahmedabad, Rajkot, Jamnagar, Surat and more by road, with bus services operating by private and state-owned transport corporations.  The city is also connected to Ahmedabad and some major cities of Saurashtra by rail road.   Intercity bus service is operated by VITCOs.   Private auto-rikshaw is other mode of transport.   The city of Bhavnagar has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, transportation services, hardware and other necessary items.   Drilling companies and assay facilities are present in Gujurat.

Natural resources play an important role in industrial development. Gujarat is endowed with important resources like minerals, marine, agriculture; besides animal wealth and human resources. The state government has taken several measures to explore and exploit these resources for industrial development.

Tropical mountain forests grow at lower elevations in the northeast corner of the claim and good rock exposure is found along the peaks and ridges in the western portion of the claim. The area has a tropical and humid climate, with an oppressive summer and plentiful seasonal rainfall. The summer season, from March to May, is followed by the south west monsoon from June to September. The north east monsoon lasts from October to November.

History

Gold is available in acid and basic volcanic rocks of Archaean age, the oldest known rocks in India ranging in age from more than 3000 million years to 2000 million years.

India has a large number of economically useful minerals and they constitute one-quarter of the world's known mineral resources. India is a country rich in mineral resources. A major portion of the country is composed of Precambrian rocks which have hosted major gold discoveries worldwide. There were over a hundred gold mining centers in the early part of last century. Today India’s annual primary gold mine output is only between 2 and 3 tones. India is the land of the world famous Kolar Gold Fields and the largest consumer of gold.

Numerous showings of  mineralization have been discovered in the area and six prospects have achieved significant production, with the nearby Dayal Gold Mine (36 kilometers away) producing 175,000 ounces of gold annually.

During the 1990’s several properties east of Bhavnagar claim were drilled by junior mineral exploration companies.

Geological Setting - Regional Geology of the Area

The hilly terrains and the middle level plain contain crystalline hard rocks such as charnockites, granite gneiss, khondalites, leptynites, metamorphic gneisses with detached occurrences of crystalline limestone, iron ore, quartzo-feldspathic veins and basic intrusive such as dolerites and anorthosites.  Coastal zones contain sedimentary limestones, clay, laterites, heavy mineral sands and silica sands. The hill ranges are sporadically capped with laterites and bauxites of residual nature.  Gypsum and phosphatic nodules occur as sedimentary veins in rocks of the cretaceous age.  Gypsum of secondary replacement occurs in some of the areas adjoining the foot hills of the Western Ghats.  Lignite occurs as sedimentary beds of tertiary age.  The Black Granite and other hard rocks are amenable for high polish. These granites occur in most of the districts except the coastal area.

Stratigraphy

The principal bedded rocks for the area of Bhavnagar claim (and for most of India for that matter) are Precambrian rocks which are exposed along a wide axial zone of a broad complex.

Gold at the Dayal Gold Mine (which is in close proximity to the Bhavnagar claim) is generally concentrated within extrusive Precambrian rocks in the walls of large volcanic caldera.

Intrusive

In general the volcanoes culminate with effluents of hydrothermal solutions that carry precious metals in the form of naked elements, oxides or sulphides.

These hydrothermal solutions intrude into the older rocks as quartz veins. These rocks may be broken due to mechanical and chemical weathering into sand size particles and carried by streams and channels. Gold occurs also in these sands as placers.

Recent exploration result for gold occurrence in Gujarat is highly encouraging. Gold belt in sheared gneissic rocks is found in three sub parallel auriferous load zones where some blocks having 250 to 500 meter length and 1.5 to 2 meter width could be identified as most promising ones.

Structure

Capsule Description: Graphite veins currently mined are from few centimeters to a meter thick. Typically they cut amphibolite to granulite grade metamorphic rocks and/or associated intrusive rocks.

Tectonic Setting(s): Katazone (relatively deep, high-grade metamorphic environments associated with igneous activity; conditions that are common in the shield areas).

Depositional Environment / geological setting: Veins form in high-grade, dynamothermal metamorphic environment where met sedimentary belts are invaded by igneous rocks.

Age of Mineralization: Any age; most commonly Precambrian.

Host/Associated Rock Type: Hosted by paragneisses, quartzites, clinopyroxenites, wollastonite-rich rocks, pegmatites. Other associated rocks are charnockites, granitic and intermediate intrusive rocks, quartz-mica schists, granulites, aplites, marbles, amphibolites, magnetite-graphite iron formations and anorthosites.

Deposit Types

Deposits are from a few millimeters to over a meter thick in places, although usually less than 0.3 meter thick. Individual veins display a variety of forms, including saddle-, pod- or lens-shaped, tabular or irregular bodies; frequently forming anatomizing or stock work patterns.

Mineralization is located within a large fractured block created where prominent northwest-striking shears intersect the north striking caldera fault zone. The major lodes cover an area of 2 km and are mostly within 400m of the surface. Lodes occur in three main structural settings:

(i)           steeply dipping northweststriking shears;
(ii)           flatdipping (1040) fractures (flatmakes); and
(iii)           shatter blocks between shears.

Most of the gold occurs in tellurides and there are also significant quantities of gold in pyrite.

Property Geology

To the east of Bhavnagar claim is intrusive consisting of rocks such as tonalite, monzonite, and gabbro while the property itself is underlain by sediments and volcanic. The intrusive also consist of a large mass of granodiorite towards the western most point of the property.

Recent Exploration Work

In April 2008, Sweetwater engaged the services of Bharat Geologists and Assayers, 23 Kamata Pratap Road, New Delhi – 11021 – India to undertake tests on the Bhavnagar Gold Claim.  In their report dated April 15, 2008, they stated that “both the assay results and metallurgical tests were favorable.   Gold type mineralization and structurally controlled mineralization appears to be possible in the area.   This would be similar to that of the Dayal Gold Mine.   This is based on our initial testing at the Bhavnagar Gold Claim.”  They recommended a drilling program based on the test results and the Mistry Report.   In addition they also noted that “the State Government of Gujarat’s bulk test sampling of surrounding areas has also confirmed favorable results for the production of marketable gold.”

LIQUIDITY AND CAPITAL RESOURCES

We are not raising any funds under this prospectus but we will have to consider doing so in the future if we are to remain as a going concern.   If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

We have discussed the lack of funds in the future with our directors and officers and they have agreed to advance funds as needed until such time and they decide what type of funding would be suitable for our Company; whether a public issue of shares, continued advances from our directors and officers or seeking some form of debt financing from an institutional lender or lenders. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

As of June 30, 2008, our total assets were $8,055 consisting sole of cash and our total liabilities to third party creditors was $4,976 and amounts owed to our directors was $6,866.  This would give us a working capital deficiency of $3,787 if we paid all our outstanding payables including amounts due to our directors.

Our capital commitments for the next twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program are estimated as follows:

Expenses	Amount	Description

Accounting	$ 3,750
    Fees to the independent accountant for preparing the working papers for the quarters ended for June, 30, September 30 and December 31, 2008 and annual financial statements as at March 31, 2009 for submission to our auditors.

Audit	4,000	Review of the quarterly financial statements for June 30, September 30 and December 31, 2008 and audit of the annual financial statements for the year ended March 31, 2009.
Edgarzing fees	1,000	Filing this prospectus and future financial statements.
Filing fees	225	Annual fee to the Secretary of State for Nevada
Miscellaneous	1,000	Accrual for expenses not known at this time.
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
Estimated expenses	$ 11,475

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President who is one of our controlling shareholders.  Our total requirement for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$ 11,475
Add: Accounts payable to third parties	4,976
16,451
Deduct: Cash on hand as at June 30, 2008	(8,055)
Estimated cash requirements for the next twelve months	$ 8,396

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Bhavnagar Gold Claim through joint venture arrangement or even the sale of part of the Bhavnagar claim.  Neither of these avenues has been pursued as of the date of this Form 10-Q.

We do not intend to hire any employees at this time.  All of the work on the Bhavnagan will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for supervision, surveying, exploration, and excavation.  If Raman Mistry is not available when we need him, we may engage a geologist to assist in evaluating the information derived from the exploration and excavation including advising us on the economic feasibility of removing any mineralized material we may discover.

Limited Operating History; Need for Additional Capital
There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on July 24, 2007.  We cannot guarantee we will be successful in our exploration activities.

Results of Operations for the Period ended June 30, 2008.

For the period from July 24, 2007 (date of inception) to June 30, 2008, we had a net loss of $57,487.   This represents a net loss of $0.01 per share for the period based on a weighted average number of shares outstanding of 4,541,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing our Company, undertaking audits, exploration expenses, general office expenses, consulting and legal fees for preparation of this prospectus, accruing management fees, rent and telephone which can be broken down as follows:

Expense	Inception to June 30, 2008	Description

Accounting and audit	$ 6,360	Preparation of working papers ($3,360) for March 31 and June 30, 2008 for submission to our independent accountants for examination and/or of the financial statements ($3,000)
Consulting	5,000	Assisting in organizing the company and seeking out the Bhavnagar.
Exploration Expenses	11,321	Acquiring the Bhavnagar ($5,000), advance on Phase I exploration program ($5,000) and obtaining certificates for the Company to do business as a mining company in India.
Filing fees	153	Obtaining CUSIP number and wire fee charges.
Incorporation costs	870	Incorporation costs paid to the State of Nevada.
Legal	21,451	Legal expenses relating to the preparation of this prospectus, administering the Company’s trust account and various other legal services as required.
Management Fees	8,000
The Company does not pay management fees to its directors and officers but realizes there is a cost associated with their services to the Company and therefore accrues $1,000 a month in recognition of this service.   The credit is allocated to Capital in Excess of Par Value.   These expenses will never be paid out in cash or shares to any of the directors or officers.

Office and general	952	General office expenses.
Rent	1,600
The Company as its office the private residence of its President but does not pay him any money.   Nevertheless it gives recognition to rent expense by accruing $200 per month with an offsetting credit to Capital in Excess of Par Value.

Telephone	800	Similar to management fees and rent the Company accrues $100 per month for telephone with the credit being applied to Capital in Excess of Par Value.
Transfer agent’s fees	980	Preparation of share certificates for the shareholders

Total expenses	$ 57,487

When deducing the non-cash expense, being management fees, rent and telephone, the Company has paid and payable expenses of $47,087.

Balance Sheet

As at June 30, 2008 our total cash and cash equivalents was $8,055.  Our working capital deficiency as at June 30, 2008 was $3,787.

Our accounts payable to third parties as at June 30, 2008 was as follows:

Auditors	For the review of the June 30, 2008 financial statements	$ 500
Internal accountant	For preparation of the working papers for the year end and June 30, 2008 for submission to the auditors	3,360
Office expenses	Unpaid amounts for photocopying, fax and courier	136
Transfer Agent fees	For CUSIP number and issuance of shares	980
	Total accounts payable to third parties – June 30, 2008	$ 4,976

Total shareholders’ equity as at June 30, 2008 is a negative balance of $3,787.  Total shares outstanding, as at June 30, 2008, was 4,541,000.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in the Risk Factors section on page 6.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

RISK FACTORS

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Sweetwater Resources Inc., contained in this prospectus, you should consider many important factors in considering whether you should purchase the shares being offered.  The following risk factors reflect the potential and substantial material risks which could be involved if you consider purchasing shares in this offering.

Risks Associated With Our Company

Even though we recently raised capital through the sale of our common shares our financial position is not favorable.

Presently we have accumulated losses of $57,487 since our inception on July 24, 2007 and our working capital is a negative position of $3,787.   With our working capital it means that we will either have to raise funds through a sale of our common shares, ask our directors and officers to offer personally guarantees for debt financing from a lending institution or else the officers and directors will have to advance money to us so that we can continue in operations.   In short, our current cash position will not last us for more than a few months.

The probability of any given property having any provable reserves is very remote.  In all likelihood our property does not contain any reserves, and any funds spent on exploration will be lost.

As the probability of finding provable reserves on any given property is extremely unlikely, the same applies to prospects on our only property, the Bhavnagar Gold Claim, with the result being that funds spent on exploration will be lost.  Following upon that, if we are unable to raise further funds for our operations, we may have to suspend or cease our operations resulting in loss of your investment.

We lack an operating history and have losses which we expect will continue into the future.  As a result we may have to suspend or cease exploration and cease operations.

We are an exploration stage company which is undertaking limited exploration, at this time, on the Bhavnagar. Accordingly, we anticipate incurring operating losses into the foreseeable future.

Our Company was incorporated in 2007, and has not undertaken any exploration, nor has it generated any revenues.  We do not have an exploration history against which one can assess the future prospects of our Company.  To June 30, 2008, we have incurred a loss of $57,487.  Whether we will generate income or a positive cash flow will be dependent upon our capacity to find economically viable reserves on the Bhavnagar and control of our operating costs.

Our present prospects are that we anticipate incurring further operating losses in future operating quarters, given that we will be facing research and exploration costs in exploring the Bhavnagar.  There is no certainty that we will be able to produce income in which case our business will cease or be suspended indefinitely.  Our prospects for success must be weighed in light of the problems, expenses, complications, difficulties and delays commonly associated with exploring a mineral property.  There is a high rate of failure in ventures such as ours.

We have never had profitable operations since our inception.

Even though we have been incorporated for only a short period of time, we have never had profitable operations and if the situation continues as it is today we might never have profitable operations.  This would mean that our shareholders would never be able to realize any dividends and/or increase in the value of their initial investment.

We have no known reserves.  Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activity, which will result in the loss of your investment.  Reserve estimates are very speculative and unreliable as indicators of success.  Regardless of how much money is spent on the Bhavnagar, there is risk that we may never identify a commercially viable ore reserve. Even with positive results during exploration, the Bhavnagar may never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

Currently we have no known reserves.  Without actual ore reserves we will be unable to generate income, in which case exploration operations will cease resulting in a loss of your investment.  Typically reserves in regard to mining claims are referred to as “proven reserves” or “probable reserves”.  At present, we have neither proven nor probable reserves.  Ore reserve figures are merely estimates and are not guarantees that the amounts so estimated would be recovered.  The Company would engage private, independent contractors to conduct sampling and testing of the mining claim and from the results of such sampling and testing estimates of potential reserves are made.  Such estimates are inherently imprecise in that they are based upon statistical analysis of geological data requiring the interpretation of the professionals involved.  As such they are likely to be unreliable as indicators of the extent of reserves.

As production proceeds, existing reserves are diminished.  Reserves may be reduced as a result of the grade and volume being recovered being lower than anticipated.

As reserve estimates are calculated using assumptions about metal prices, they are subject to a great degree of uncertainty in that metal prices can fluctuate considerably.  Falling metal prices, rising production costs, capital costs, declining recovery rates, can render reserve estimates commercially unviable.  Material declines in our reserves may result in reduced cash flow, net losses, asset write downs, and other such adverse financial consequences to our operation and the financial wherewithal of our Company.  Reserves are not assurances of future revenues or the profitability of the mining operation, nor can they be utilized to predict the life of a particular mining venture.  Reserves are no assurance of the amount of metal, if any that might be produced, nor that any given level of production will be achieved.

If we do not have enough funds for exploration, we will have to delay exploration or go out of business which will result in the loss of your investment .If we are unable to raise funds for exploration, our proposed exploration plan will be delayed.  This may result in cessation or suspension of operations.  If we cease operations or if operations are suspended for indefinitely, we will go out of business and your investment will be lost.

Because we are small and do not have much capital, we must delay conduct of any exploration and as a result may not find an ore body.  Without an ore body, we cannot generate revenues and you will lose your investment.

As our Company is small with little capital, there will delays in the conduct of exploration and we may not find an ore body.  If we do not find an ore body, we cannot generate revenues and you will lose your investment.

We may not have access to all the materials and supplies we need to begin exploration which could cause us to delay or suspend exploration activity.

Due to our own financial condition or due to extraneous factors relating to costs and market forces, we may not be able to have access to the materials and supplies required to commence exploration. Without such basics of exploration, we would be forced to delay, suspend or even cancel exploration activity in which case your investment may be lost.

Because mineral exploration and development activities are inherently risky, we may be subject to various hazards including environmental liabilities, adverse weather conditions, floods, cave-ins, and the like.  If such an event were to occur it may result in loss of your investment.

Mining operations are subject to a myriad of risks inherent to its nature.  These include the presentation of unusual geological formations, environmental pollution issues, mine collapses, injury to personnel, flooding, changing and adverse weather conditions, and other such uncontrollable events.  In some cases, the risk might be ameliorated by way of insurance, however, all such risks are not necessarily covered by insurance and the cost of insurance may in any event become prohibitive.  Any one or a combination of such events could render the operation subject to delay, suspension or cancellation having become either too difficult or impossible to continue or uneconomical to carry on.

Because we have not put a mineral deposit into production before, we will have to acquire outside expertise.  If we are unable to acquire such expertise we may be unable to put Bhavnagar into production and you may lose your investment.  Management has no technical experience mineral exploration or production.

Our directors do not have technical training or proficiency in geology or engineering, specifically as such relates to exploration, development and operation of a mine.  Consequently, they may not exploit opportunities in acquisition and exploration of claims without hired professionals.  Management may not appreciate the usual and common approaches necessary in the industry to commercially exploit or investigate a claim.  Such a deficiency may severely, permanently and adversely affect the financial viability of our business.

Risks Associated With Owning our Shares:

Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not list on any exchange or quotation system and we do not have a market maker who will assist us in having our shares quoted on the OTCBB.  At the present, time none of our selling security holders are able to sell their shares other than through private transactions and only after this prospectus becomes effective.  Selling shares privately might result in our selling security holders not receiving the price per share that they might have obtained if the shares were quoted on the OTCBB.   Management will seek out a market maker when this registration statement becomes effective.  This will occur as follows:

●	We will have to identify a market maker who will file a Form 211 for us which will start the process with the FINRA and hopefully eventually obtaining a quotation on the OTCBB; and

●	We will have to be current in our financial statements to be quoted on the OTCBB and hence we will be responsible for filing Forms 10K-SB and 10Q-SB on a periodic bases as required.

We do not know how long this process will take for our Company to become effective with the SEC but estimate a period of between six to twelve months.  Once our registration statement is effective, we will identify a market maker and commence the process of being quoted on the OTCBB.   The length of time this will take is unknown to us but we estimate approximately six to twelve months again.  There is the distinct possibility that our Company will never be quoted on the OTCBB.

If we are fortunate enough to be quoted on the OTCBB our shares might be thinly traded resulting in our shareholders not having the opportunity to easily liquidate their investment in our shares.

If our shares our quoted on the OTCBB we might experience a lack of buying or selling which will not allow our selling security holders to sell their shares when they want and at prices they desire.   Reasons for the lack of buying or selling could be the result of investors not desiring to purchase our shares, the stock markets overall are unfavorable to purchasing or selling shares or our Company cannot identify an ore body on the Bhavnagar.  On the other hand, our share prices might be volatile with wide fluctuations in response to the previous mentioned circumstances.   This also might restrict our shareholders from selling their investment in our shares at the price they wish.

We might in the future have to sell shares by way of private placements or through a public offering which will have the effect of diluting our shareholders’ current percentage ownership in our Company.

If, in the future, we decide to sell shares to raise additional capital for operations, our shareholders current percentage ownership in our Company will be diluted unless they participate in the purchase of shares equivalent to their present ownership in our Company.   If they do not participate in either a future private placement or public offering their percentage interest in our Company will be diluted.

Without a public market there is no liquidity for our share and our shareholders may never be able to sell their shares which could result in a total loss of our shareholders’ investment .Our common shares are not listed on any exchange or quotation system and we do not have a market maker which might results in no market for our shares.  Therefore, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately.  If this happens, our shareholders may not receive a price per share which they might have received had there been a public market for our shares.  If we are ever quoted on the OTCBB our shares will be considered “penny stock” and our market maker will have to adhere to the “penny stock” rules:

Our shares will be considered “penny stocks” and therefore are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practices requirements on broker dealers who sell our securities including the delivery of standardized disclosure document: disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements.  For sales of our securities, the broker/dealer must make a special suitability determination and receive from his customers a written agreement prior to making a sale.  The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his/her stock.

Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our planned exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration

Our directors and officers have other business interests which take a large percentage of their time.  Our president spends approximately 10 hours a month attending to the affairs of our Company whereas our Secretary Treasurer spends only 5 hours per month.   If our business and exploration activities expand in the near future our directors and officers will have to devote more time to the affairs of our Company or they will have to hire professional personnel to undertake these duties.   This will result in an increase in costs to the Company.

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Sweetwater Resources’ controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Sweetwater Resources’ disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b)           Changes in Internal Controls

There were no material changes in Sweetwater Resources’ internal controls or in other factors that could materially affect Sweetwater Resources’ disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Sweetwater Resources is a party, or to which the Bhavnagar Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from Sweetwater Resources Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339).

3.2	Certificate of Correction (incorporated by reference from Sweetwater Resources Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339).

3.3	Articles of Incorporation (incorporated by reference from Sweetwater Resources Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339).

3.4	Bylaws (incorporated by reference from Sweetwater Resources Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Sweetwater Resources Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEETWATER RESOURCES, INC.
(Registrant)

Date: July 29, 2008	JOSE MADAPPILLY
Chief Executive Officer, President and Director

Date: July 29, 2008	JAIJU MAKIAKAL
Chief Financial Officer, Secretary and Director