Form 10-Q
period 2008-09-30
Sweetwater Resources, Inc.
filed 2008-10-22
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [   ]   No   [X]

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

October 15, 2008:                                4,541,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2008 and March 31, 2008	4

	Statement of Operations For the three and six months ended September 30, 2008 and for the period July 24, 2007 (Date of Inception) to September 30, 2007 and for the period July 24, 2007 (Date of Inception) to September 30, 2008	5

	Statement of Cash Flows For the six months ended September 30, 2008 and for the period July 24, 2007 (Date of Inception) to September 30, 2007 and for the period July 24, 2007 (date of inception) to September 30, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	20

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits and Reports on Form 8-K	21

	SIGNATURES.	22

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sweetwater Resources Inc. (a pre-exploration stage company) at September 30, 2008 (with comparative figures as at March 31, 2008) and the statement of operations for the three and six months ended September 30, 2008 and for the period July 24, 2007 (Date of Inception) to September 30, 2007 and for the period from July 24, 2007 (date of inception) to September 30, 2008 and the statement of cash flows for the six months ended September 30, 2008 and for the period July 24, 2007 (Date of Inception) to September 30, 2007 and for the period from July 24, 2007 (date of inception) to September 30, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending March 31, 2009.

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEET

(Unaudited – Prepared by Management)

	September 30, 2008	March 31, 2008
ASSETS

CURRENT ASSETS

Cash	$ 5,973	$ 13,496

Total Current Assets	$ 5,973	$ 13,496

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 5,386	$ 4,211
Accounts payable – related parties	9,033	2,668

Total Current Liabilities	14,419	6,879

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
4,541,000 shares issued and outstanding	4,541	4,541
Capital in excess of par value	53,059	45,259
Deficit accumulated during the pre-exploration stage	(66,046)	(43,183)

Total Stockholders’ Deficiency	(8,446)	6,617

	$ 5,973	$ 13,496

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and six months ended  September 30, 2008 and for the period from July 24, 2007 (Date of Inception) to September 30, 2007 and for the period from July 24, 2007 (date of inception) to September 30, 2008

(Unaudited – Prepared by Management)

	Three Months Ended Sept. 30. 2008	Six Months Ended Sept. 30, 2008	From July 24, 2007 (date of inception) to Sept. 30, 2007	From July 24, 2007 (date of inception) to Sept. 30, 2008

REVENUES	$ -	$ -	$ -	$ -

EXPENSES

Accounting and audit	1,707	3,993	-	8,067
Consulting	-	-	-	5,000
Exploration expenses	-	-	-	11,321
Filing fees	-	153	-	153
Incorporation costs	-	-	870	870
Legal	752	7,489	1,731	22,203
Management fees	3,000	6,000	-	11,000
Office	1,842	2,090	67	2,794
Rent	600	1,200	-	2,200
Telephone	300	600	-	1,100
Transfer agent’s fees	358	1,338	-	1,338

NET LOSS FROM OPERATIONS	$ (8,559)	$ (22,863)	$(2,668)	$(66,046)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	4,541,000	4,541,000	3,750,000

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended September 30, 2008 and for the period from July 24, 2007 (Date of Inception) to September 30, 20007 and period from July 24, 2007 (date of inception) to September 30, 2008

(Unaudited – Prepared by Management)

	For the six months ended Sept. 30, 2008	From July 24, 2007 (date of inception) to Sept. 30, 2007	From July 24, 2007 (date of inception) to Sept. 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (22,863)	$ (2,668)	$(66,046)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	7,800	-	14,300
Changes in accounts payable	1,175	-	5,386
Net Cash Provided (Used) in Operations	(13,888)	(2,668)	(46,360)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (to) loan from related party	6,365	2,668	9,033
Proceeds from issuance of common stock	-	-	43,300
	6,365	2,668	52,333

Net Increase in Cash	(7,523)	-	5,973

Cash at Beginning of Period	13,496	-	-

CASH AT END OF PERIOD	$ 5,973	$ -	$ 5,973

The accompanying notes are an integral part of these unaudited financial statements

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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

On September 30 2008, the Company had a net operating loss carry forward of $66,046 for income tax purposes.  The tax benefit of approximately $22,000 from the loss carry forward

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
September 30, 2008

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
September 30, 2008

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

4.           SIGNIFICANT TRANSACTIONS WITH FORMER RELATED PARTY

The officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $9,033 and have made contributions to capital of $14,300 in the form of expenses paid for the Company.

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

As of September 30, 2008, our total assets were $5,973 consisting sole of cash and our total liabilities to third party creditors was $5,386 and amounts owed to our directors was $9,033.  This would give us a working capital deficiency of $8,446 if we paid all our outstanding payables including amounts due to our directors.

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
	$ 11,475

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President who is one of our controlling shareholders.  Our total requirement for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$ 11,475
Add: Accounts payable to third parties	5,386
16,861
Deduct: Cash on hand as at September 30, 2008	(5,973)
Estimated cash requirements for the next twelve months	$ 10,888

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

Results of Operations for the Period ended September 30, 2008.

For the period from July 24, 2007 (date of inception) to September 30, 2008, we had a net loss of $66,046   This represents a net loss of $0.01 per share for the period based on a weighted average number of shares outstanding of 4,541,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing our Company, undertaking audits, exploration expenses, general office expenses, consulting and legal fees for preparation of this prospectus, accruing management fees, rent and telephone which can be broken down as follows:

Expense	Inception to Sept. 30, 2008	Description

Accounting and audit	$ 8,067	Preparation of working papers ($4,567) for March 31 and June 30 and September 30, 2008 for submission to our independent accountants for examination and/or of the financial statements ($3,500)
Consulting	5,000	Assisting in organizing the company and seeking out the Bhavnagar.
Exploration Expenses	11,321	Acquiring the Bhavnagar ($5,000), advance on Phase I exploration program ($5,000) and obtaining certificates for the Company to do business as a mining company in India.
Filing fees	153	Obtaining CUSIP number and wire fee charges.
Incorporation costs	870	Incorporation costs paid to the State of Nevada.
Legal	22,203	Legal expenses relating to the preparation of this prospectus, administering the Company’s trust account and various other legal services as required.
Management Fees	11,000
The Company does not pay management fees to its directors and officers but realizes there is a cost associated with their services to the Company and therefore accrues $1,000 a month in recognition of this service.   The credit is allocated to Capital in Excess of Par Value.   These expenses will never be paid out in cash or shares to any of the directors or officers.

Office and general	2,794	General office expenses.
Rent	2,200
The Company as its office the private residence of its President but does not pay him any money.   Nevertheless it gives recognition to rent expense by accruing $200 per month with an offsetting credit to Capital in Excess of Par Value.

Telephone	1,100	Similar to management fees and rent the Company accrues $100 per month for telephone with the credit being applied to Capital in Excess of Par Value.
Transfer agent’s fees	1,338	Preparation of share certificates for the shareholders

Total expenses	$ 66,046

When deducing the non-cash expense, being management fees, rent and telephone, the Company has paid and payable expenses of $51,746.

Balance Sheet

As at September 30, 2008 our total cash and cash equivalents was $5,973.  Our working capital deficiency as at September 30, 2008 was $8,446.

Our accounts payable to third parties as at September 30, 2008 was as follows:

Auditors	For the review of the September 30, 2008 financial statements	$ 500
Internal accountant	For preparation of the working papers for the year end and June 30 and September 30, 2008 for submission to the auditors	4,567
Office expenses	Unpaid amounts for photocopying, fax and courier	319
	Total accounts payable to third parties – September 30, 2008	$ 5,386

Total shareholders’ equity as at September 30, 2008 is a negative balance of $8,446.  Total shares outstanding, as at September 30, 2008, was 4,541,000.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in the Risk Factors section.

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

Presently we have accumulated losses of $66,046 since our inception on July 24, 2007 and our working capital is a negative position of $8,446.   With our working capital it means that we will either have to raise funds through a sale of our common shares, ask our directors and officers to offer personally guarantees for debt financing from a lending institution or else the officers and directors will have to advance money to us so that we can continue in operations.   In short, our current cash position will not last us for more than a few months.

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

Our Company was incorporated in 2007, and has not undertaken any exploration, nor has it generated any revenues.  We do not have an exploration history against which one can assess the future prospects of our Company.  To September 30, 2008, we have incurred a loss of $66,046.  Whether we will generate income or a positive cash flow will be dependent upon our capacity to find economically viable reserves on the Bhavnagar and control of our operating costs.

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

SWEETWATER RESOURCES, INC.
(Registrant)

Date: October 20, 2008	JOSE MADAPPILLY
Chief Executive Officer, President and Director

Date: October 20, 2008	JAIJU MAKIAKAL
Chief Financial Officer, Secretary and Director