Form 10-Q
period 2008-12-31
Sweetwater Resources, Inc.
filed 2009-01-28
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-151339

SWEETWATER RESOURCES INC.
                                                                           (Exact name of registrar as specified in its charter)

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

January 31, 2009:                                4,541,000 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at December 31, 2008 and March 31, 2008	4

	Statement of Operations For the three and nine months ended December 31, 2008 and for the three months ended December 31, 2007 and for the period July 24, 2007 (Date of Inception) to December 31, 2007 and for the period July 24, 2007 (Date of Inception) to December 31, 2008	5

	Statement of Cash Flows For the nine months ended December 31, 2008 and for the period July 24, 2007 (Date of Inception) to December 31, 2007 and for the period July 24, 2007 (date of inception) to December 31, 2008	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	10

ITEM 3.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

	SIGNATURES.	21

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sweetwater Resources Inc. (a pre-exploration stage company) at December 31, 2008 (with comparative figures as at March 31, 2008) and the statement of operations for the three and nine months ended December 31, 2008 and for the three months ended December 31, 2007 and for the period July 24, 2007 (Date of Inception) to December 31, 2007 and for the period from July 24, 2007 (date of inception) to December 31, 2008 and the statement of cash flows for the nine months ended December 31, 2008 and for the period July 24, 2007 (Date of Inception) to December 31, 2007 and for the period from July 24, 2007 (date of inception) to December 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending March 31, 2009.

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEET

(Unaudited – Prepared by Management)

	December 31, 2008	March 31, 2008
ASSETS

CURRENT ASSETS

Cash	$ 3,223	$ 13,496

Total Current Assets	$ 3,223	$ 13,496

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 6,745	$ 4,211
Accounts payable – related parties	9,410	2,668

Total Current Liabilities	16,155	6,879

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
4,541,000 shares issued and outstanding	4,541	4,541
Capital in excess of par value	56,959	45,259
Deficit accumulated during the pre-exploration stage	(74,432)	(43,183)

Total Stockholders’ Deficiency	(12,932)	6,617

	$ 3,223	$ 13,496

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended December 31, 2008 and for the three months ended December 31, 2007 and for the period from July 24, 2007 (Date of Inception) to December 31, 2007 and for the period from July 24, 2007 (date of inception) to December 31, 2008

(Unaudited – Prepared by Management)

	Three Months Ended Dec. 31, 2008	Three Months Ended Dec. 31 2007	Nine Months Ended Dec. 31, 2008	From July 24, 2007 (date of inception) to Dec. 31, 2007	From July 24, 2007 (date of inception) to Dec. 31, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Accounting and audit	1,550	-	5,543	-	9,617
Consulting	-	5,000	-	5,000	5,000
Exploration expenses	-	10,000	-	10,000	11,321
Filing fees	-	-	153	-	153
Incorporation costs	-	-	-	870	870
Legal	309	1,172	7,799	2,903	22,512
Management fees	3,000	2,000	9,000	2,000	14,000
Office	377	500	2,466	568	3,171
Rent	600	400	1,800	400	2,800
Telephone	300	200	900	200	1,400
Transfer agent’s fees	2,250	-	3,588	-	3,588

NET LOSS FROM OPERATIONS	$ (8,386)	$ (19,272)	$ (31,249)	$(21,941)	$(74,432)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	4,541,000	3,750,000	4,541,000	3,750,000

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended December 31, 2008 and for the period from July 24, 2007 (Date of Inception) to December 31, 2007 and period from July 24, 2007 (date of inception) to December 31, 2008

(Unaudited – Prepared by Management)

	For the nine months ended Dec. 31, 2008	From July 24, 2007 (date of inception) to Dec. 31, 2007	From July 24, 2007 (date of inception) to Dec. 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (31,249)	$ (21,941)	$(74,432)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	11,700	2,600	18,200
Changes in accounts payable	2,534	-	6,745
Net Cash Provided (Used) in Operations	(17,015)	(19,341)	(49,487)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (to) loan from related party	6,742	2,669	9,410
Proceeds from issuance of common stock	-	43,300	43,300
	6,742	45,969	52,710

Net Increase in Cash	(10,273)	26,628	3,223

Cash at Beginning of Period	13,496	-	-

CASH AT END OF PERIOD	$ 3,223	$ 26,628	$ 3,223

The accompanying notes are an integral part of these unaudited financial statements

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008
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

On December 31, 2008, the Company had a net operating loss carry forward of $74,432 for income tax purposes.  The tax benefit of approximately $22,300 from the loss carry forward

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
December 31, 2008

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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

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
December 31, 2008

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $9,410 and have made contributions to capital of $18,200 in the form of expenses paid for the Company.

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

As of December 31, 2008, our total assets were $3,223 consisting sole of cash and our total liabilities to third party creditors was $6,745 and amounts owed to our directors was $9,410.  This would give us a working capital deficiency of $12,932 if we paid all our outstanding payables including amounts due to our directors.

Our capital commitments for the next twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program are estimated as follows:

Expenses	Amount	Description

Accounting	$ 4,725
    Fees to the independent accountant for preparing the working papers for the quarters ended for June, 30, September 30 and December 31, 2009 and annual financial statements as at March 31, 2009 for submission to our auditors.

Audit	4,000	Review of the quarterly financial statements for June 30, September 30 and December 31, 2009 and audit of the annual financial statements for the year ended March 31, 2009.
Edgarzing fees	1,000	Filing future financial statements.
Filing fees	225	Annual fee to the Secretary of State for Nevada
Miscellaneous	1,000	Accrual for expenses not known at this time.
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
	$ 12,450

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President who is one of our controlling shareholders.  Our total requirement for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$ 12,450
Add: Accounts payable to third parties	6,745
19,195
Deduct: Cash on hand as at December 31, 2008	(3,223)
Estimated cash requirements for the next twelve months	$ 15,972

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

Results of Operations for the Period ended December 31, 2008.

For the period from July 24, 2007 (date of inception) to December 31, 2008, we had a net loss of $74,432   This represents a net loss of $0.01 per share for the period based on a weighted average number of shares outstanding of 4,541,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing our Company, undertaking audits, exploration expenses, general office expenses, consulting and legal fees for preparation of this prospectus, accruing management fees, rent and telephone which can be broken down as follows:

Expense	Inception to Dec. 31 2008	Description

Accounting and audit	$ 9,617	Preparation of working papers ($5,617) for March 31 and June 30 and September 30, 2008 for submission to our independent accountants for examination and/or of the financial statements ($4,000)
Consulting	5,000	Assisting in organizing the company and seeking out the Bhavnagar.
Exploration Expenses	11,321	Acquiring the Bhavnagar ($5,000), advance on Phase I exploration program ($5,000) and obtaining certificates for the Company to do business as a mining company in India.
Filing fees	153	Obtaining CUSIP number and wire fee charges.
Incorporation costs	870	Incorporation costs paid to the State of Nevada.
Legal	22,512	Legal expenses relating to the preparation of this prospectus, administering the Company’s trust account and various other legal services as required.
Management Fees	14,000
The Company does not pay management fees to its directors and officers but realizes there is a cost associated with their services to the Company and therefore accrues $1,000 a month in recognition of this service.   The credit is allocated to Capital in Excess of Par Value.   These expenses will never be paid out in cash or shares to any of the directors or officers.

Office and general	3,171	General office expenses.
Rent	2,800
The Company as its office the private residence of its President but does not pay him any money.   Nevertheless it gives recognition to rent expense by accruing $200 per month with an offsetting credit to Capital in Excess of Par Value.

Telephone	1,400	Similar to management fees and rent the Company accrues $100 per month for telephone with the credit being applied to Capital in Excess of Par Value.
Transfer agent’s fees	3,588	Preparation of share certificates for the shareholders

Total expenses	$ 74,432

When deducing the non-cash expense, being management fees, rent and telephone, the Company has paid and payable expenses of $56,232.

Balance Sheet

As at December 31, 2008 our total cash and cash equivalents was $3,223.  Our working capital deficiency as at December 31, 2008 was $12,932.

Our accounts payable to third parties as at December 31, 2008 was as follows:

Auditors	For the review of the December 31, 2008 financial statements	$ 500
Internal accountant	For preparation of the working papers for the year end and June 30, September 30 and December 31, 2008 for submission to the auditors	5,617
Legal	For maintaining the trust account for the period	309
Office expenses	Unpaid amounts for photocopying, fax and courier	319
	Total accounts payable to third parties – December 31, 2008	$ 6,745

Total shareholders’ equity as at December 31, 2008 is a negative balance of $12,932.  Total shares outstanding, as at December 31, 2008, was 4,541,000.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in the Risk Factors section on this page.

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

Presently we have accumulated losses of $74,432 since our inception on July 24, 2007 and our working capital is a negative position of $12,932.   With our working capital it means that we will either have to raise funds through a sale of our common shares, ask our directors and officers to offer personally guarantees for debt financing from a lending institution or else the officers and directors will have to advance money to us so that we can continue in operations.   In short, our current cash position will not last us for more than a few months.

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

Our Company was incorporated in 2007, and has not undertaken any exploration, nor has it generated any revenues.  We do not have an exploration history against which one can assess the future prospects of our Company.  To December 31, 2008, we have incurred a loss of $74,432.  Whether we will generate income or a positive cash flow will be dependent upon our capacity to find economically viable reserves on the Bhavnagar and control of our operating costs.

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

If we do not have enough funds for exploration, we will have to delay exploration or go out of business which will result in the loss of your investment.

If we are unable to raise funds for exploration, our proposed exploration plan will be delayed.  This may result in cessation or suspension of operations.  If we cease operations or if operations are suspended for indefinitely, we will go out of business and your investment will be lost.

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

Risks Associated With Owning our Shares:

Even though we are quoted on the OTCBB our shares are thinly traded resulting in our shareholders not having the opportunity to easily liquidate their investment in our shares.

Even though our shares are quoted on the OTCBB there is a lack of buying and selling which will not allow our shareholders to sell their shares when they want and at prices they desire.   Reasons for the lack of buying or selling could be the result of investors not desiring to purchase our shares, the stock markets overall are unfavorable to purchasing or selling shares or our Company cannot identify an ore body on the Bhavnagar.  On the other hand, eventually our share prices might be volatile with wide fluctuations in response to the previous mentioned circumstances.   This also might restrict our shareholders from selling their investment in our shares at the price they wish.

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

SWEETWATER RESOURCES, INC.
(Registrant)

Date: January 27, 2009	JOSE MADAPPILLY
Chief Executive Officer, President and Director

Date: January 27, 2009	JAIJU MAKIAKAL
Chief Financial Officer, Secretary and Director