Form 10-K
period 2009-03-31
Sweetwater Resources, Inc.
filed 2009-05-07
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-151339

SWEETWATER RESOURCES, INC.
                                                                       (Exact name of registrant as specified in its charter)

Nevada	71-1050559
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Madappilly House, Elenjipra, P.O. Chalakudy Via, Kerala, India
(Address of principal executive offices)

011-91-480-320-8192
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                Accelerated filer                          [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                 Small reporting company           [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [   ]   No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

April 30, 2009: 4,541,000 common shares

PART 1

ITEM 1.  BUSINESS

History and Organization

Sweetwater Resources, Inc. was incorporated on the 24th day of July, 2007, under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mineral properties.   Our principal offices are located at Madappilly House, Elenjipra, P.O. Chalakudey, Via 680271, Kerala, India.   Our telephone number is 011-91-480-320-8192.

The following is merely a summary of the information, including financial statements and the commentary included herein.  You should read the entire Form 10-K carefully, including “Risk Factors” and our financial statements and the notes appended thereto prior to your making any investment in the shares of our Company.

Currently we are in the pre-exploration stage.  To date, we have had no revenues, no operating history beyond the initial set up of our Company.  Our sole asset is a mining claim called the Bhavnagar Gold Claim (the “Bhavnagar”) located in the Republic of India which is more fully described elsewhere in this Form 10-K.  We have incurred losses since inception and to remain as a going concern we must raise additional capital, through the sale of securities, in order to fund our operations. There is no assurance we will be able to raise this capital and if we do not our Company may no longer be a going concern.

We own no other mineral property other than the Bhavnagar and are not engaged in the exploration of any other mineral properties.   There can be no assurance that a commercially viable mineral deposit, an ore reserve, exits on the Bhavnagar or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work may take many years and there is no assurance that we will have available the working capital to bring an ore deposit into production.

Our shares are currently listed on the OTC Bulletin Board (“OTCBB”) but our shareholders might find it difficult to sell their shares due to low volume and therefore they might not receive the price they originally acquired their shares at.

We have no fulltime employees and the management of the Company, all of whom are in the Republic of India, devote a very little percentage of their working day to the affairs of our Company.  Presently our directors and officers are not directors and officers of other public companies but this might not be the case in the future.   If this happens there might be a conflict of interest on their part.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K contains written statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements.  Statements containing the words or phases such as “is anticipated”, “estimates”, “believes”, “expects”, “anticipates”, “plans”, “objective”, “should” or similar expressions identify forward-looking statements, which may appear in this Form 10-K.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties.   No assurance can be given that the results reflected in any forward-looking statements will be achieved.   Any forward-looking statement speaks only as of the date on which such statement is made.   Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communication and other information from government agencies and other sources that may be subject to revision.   Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following Risk Factors.

                ITEM 1A.                           RISK FACTORS

RISK FACTORS

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Sweetwater Resources Inc., contained in this Form 10-K, you should consider many important factors in considering whether you should purchase the shares in our Company.  The following risk factors reflect the potential and substantial material risks which could be involved if you consider purchasing shares in our Company.

Risks Associated With Our Company

Even though we recently raised capital through the sale of our common shares our financial position is not favorable.

Presently we have accumulated losses of $82,555 since our inception on July 24, 2007 and our working capital deficiency is $17,155.  This will mean we will either have to raise funds through a sale of our common shares, ask our directors and officers to offer personally guarantees for debt financing from a lending institution or else the officers and directors will have to advance money to us so that we can continue in operations.   In short, our current cash position will not last us for more than a few more months; if that.

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

Our Company was incorporated in 2007, and has undertaken limited exploration work, nor has it generated any revenues.  We do not have an exploration history against which one can assess the future prospects of our Company.  To March 31, 2009, we have incurred a loss of $82,555.  Whether we will generate income or a positive cash flow will be dependent upon our capacity to find economically viable reserves on the Bhavnagar and control of our operating costs.

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

If we do not have enough funds for exploration, we will have to delay exploration or go out of business which will result in our shareholders losing their entire investment.

If we are unable to raise funds for exploration, our proposed exploration plan will be delayed.  This may result in cessation or suspension of operations.  If we cease operations or if operations are suspended for indefinitely, we will go out of business and our shareholders will loss their entire investment in our Company.

Because we are small and do not have much capital, we must delay conduct of any exploration and as a result may not find an ore body.  Without an ore body, we cannot generate revenues and our shareholders might lose their entire investment in our Company.

As our Company is small with little capital, there will delays in the conduct of exploration and we may not find an ore body.  If we do not find an ore body, we cannot generate revenues and our shareholders might lose their entire investment in our Company.

We may not have access to all the materials and supplies we need to begin exploration which could cause us to delay or suspend exploration activity.

Due to our own financial condition or due to extraneous factors relating to costs and market forces, we may not be able to have access to the materials and supplies required to commence exploration. Without such basics of exploration, we would be forced to delay, suspend or even cancel exploration activity in which case our shareholders might lose their entire investment in our Company.

Because mineral exploration and development activities are inherently risky, we may be subject to various hazards including environmental liabilities, adverse weather conditions, floods, cave-ins, and the like.  If such an event were to occur it may result in our shareholder losing their in investment in our shares.

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

Because we have not put a mineral deposit into production before, we will have to acquire outside expertise.  If we are unable to acquire such expertise we may be unable to put Bhavnagar into production and our shareholders might lose their entire investment.  Management has no technical experience mineral exploration or production.

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

Risks Associated With Owning our Shares:

Even though we are quoted on the OTCBB our shares might be thinly traded at any given time resulting in our shareholders not having the opportunity to easily liquidate their investment in our shares.

Even thought our shares are quoted on the OTCBB, we might experience a lack of buying or selling which will not allow our shareholders to sell their shares when they want and at prices they desire.   Reasons for the lack of buying or selling could be the result of investors not desiring to purchase our shares, the stock markets overall are unfavorable to purchasing or selling shares or our Company cannot identify an ore body on the Bhavnagar.  On the other hand, our share prices might be volatile with wide fluctuations in response to the previous mentioned circumstances.   This also might restrict our shareholders from selling their investment in our shares at the price they wish.

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

Ratio of Earnings to Fixed Charges

We have no registered debt securities or any fixed charges in the way of interest expense or preference security dividends.

The Conversion of Indian Rupees to United States Dollars and Vise Versa.

The Bhavnagar is located in the Republic of India, and costs expressed in the geological report prepared by Raman Mistry, Professional Geologist, are expressed in Indian Rupees. For purposes of consistency and to express United States Dollars throughout this registration statement, Indian Rupee have been converted into United States currency at the rate of US $1.00 being approximately equal to Indian Rupee 52.1743 or 1 Indian Rupee being approximately equal US $0.01917 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at the date of this Form 10-K.

ITEM 2.  PROPERTIES

Our Company has made no revenue since its inception on July 24, 2007.  During the 2009 or 2010 we will be conducting research in the form of exploration on our Bhavnagar claim located in the Republic of India.  We have a 100% interest in the mineral rights on the Bhavnagar claim which we acquired from Bhindi Mines LLC, an unrelated limited liability company having its registered office at Bhopal, India for $5,000, on November 1, 2007.

In order to determine a work program on the Bhavnagar claim, we commissioned Raman Mistry, Professional Geologist, to prepare a report on it.

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

In order to write his report, Mr. Mistry reviewed historical and current geological reports of the area and of the Bhavnagar claim and visited to the area between November 17 and 19, 2007 for the purpose of evaluating the exploration potential of the Bhavnagar. The reports by previous qualified persons as presented from a literature search of the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of India in its annual reports, papers, Geological Survey maps and assessment reports provide most of the technical basis for his report.  His report, dated November 22, 2007, is summarized below:

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

Our Company is preparing to conduct preliminary exploration work on the Bhavnagar since we have advanced part of the money required to start Phase I of the Mistry report.

Geological Setting
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

Host / Associated Rock Type: Hosted by paragneisses, quartzites, clinopyroxenites, wollastonite-rich rocks, pegmatites. Other associated rocks are charnockites, granitic and intermediate intrusive rocks, quartz-mica schists, granulites, aplites, marbles, amphibolites, magnetite-graphite iron formations and anorthosites.

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

Mineralization

No mineralization has been reported for the area of the Bhavnagar claim but structures and shear zones affiliated with mineralization on adjacent properties pass through it.

Exploration

Previous exploration work has not to Mr. Mistry’s knowledge included any attempt to drill the structure on Bhavnagar claim.  Records indicate that no detailed exploration has been completed on the property.

Property Geology

To the east of Bhavnagar claim is intrusive consisting of rocks such as tonalite, monzonite, and gabbro while the property itself is underlain by sediments and volcanic. The intrusive also consist of a large mass of granodiorite towards the western most point of the property.

Drilling Summary

No drilling is reported on Bhavnagar claim.
Sampling Method; Sample Preparation; Data Verification

All the exploration conducted to date has been conducted according to generally accepted exploration procedures with methods and preparation that are consistent with generally accepted exploration practices. No opinion as to the quality of the samples to be taken can be presented.

Adjacent Properties

The adjacent properties are cited as examples of the type of deposit that has been discovered in the area and are not major facets to Mr. Mistry’s report.

Interpretations and Conclusions

The area is well known for numerous productive mineral occurrences including the Dayal Gold Claim.
The locale of the Bhavnagar claim is underlain by the units of the Precambrian rocks  that are found at those mineral occurrence sites. These rocks consisting of cherts and argillites (sediments) and andesitic to basaltic volcanic have been intruded by granodiorite. Structures and mineralization probably related to this intrusion are found throughout the region and occur on the claim. They are associated with all the major mineral occurrences and deposits in the area.

Mineralization found on the Bhavnagar claim is consistent with that found associated with zones of extensive mineralization. Past work however has been limited and sporadic and has not tested the potential of the property.

Mr. Mistry concludes that potential for significant amounts of mineralization to be found exists on the Bhavnagar claim and it merits intensive exploration.

Recommendations

A two phased exploration program to further delineate the mineralized system currently recognized on Bhavnagar claim is recommended. The program would consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geophysical survey using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on the claim that are mineralized and in detail on the known areas of mineralization. The effort of this exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

Budget

The proposed budget for the recommended work in US dollars is $38,376 (INR 1,948,118) is as follows:

Phase I
	U.S Dollars	Indian Rupee

Geological mapping	$ 6,344	330,930

Geophysical surveying	7,182	374,638

Total Phase I	13,526	705,568

Phase II

Geochemical surveying and surface sampling (including sample collection and assaying)	23,819	1,242,550

Total of Phases I and II	$ 37,345	1,948,118

Exploration work undertaken in 2008

Sweetwater engaged the services of Bharat Geologist and Assayers, 23 Kamta Pratap Road, New Delhi, India to assay samples and perform metallurgical test on the Bhavnagar claim.   The geologists concluded that all tests taken were favourable since they concluded gold type mineralization and structurally controlled mineralization appears to be possible in the area.   This would be similar to that of the Dayal Gold Mine located 20 miles west of the Bhavnagar claim.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which the Bhavagar Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Sweetwater has not yet held an annual general meeting of its stockholders since its inception but is planning to do so within the next twelve months.

PART l l

ITEM 5.  MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SHARES

The Company is quoted on the OTCBB under the symbol of SWTR.  There have been no trades in the shares of the Company since it was quoted.

Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.

As at March 31, 2009, the Company had 42 shareholders; two of these shareholders are an officers and director of the Company.

There are no warrants or rights outstanding as of the date of this Form 10-K and none have been declared since the date of inception.

No stock options have been granted since the Company’s inception.

There are no outstanding conversion privileges for our Company’s shares.

ITEM 6. SELECTED FINANCIAL INFORMATION

On October 31, 2007 we completed a private placement pursuant to Regulation S of the Securities Act of 1933, of 3,750,000 shares of common stock sold to our two officers and directors at the price of $0.001 per share to raise $3,750. On January 31, 2008 we completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 791,000 common shares were sold at the price of $0.05 per share to raise $39,550. The total cash raised from the sale of shares was $43,300. Cash on hand totalled $3,223 as of March 31, 2009. The amount of $40,077, being the balance spent since the funds were received, was spent as follows:

Audit fees for the examination of the March 31, 2008 financial statements and subsequent Form 10-Qs and 10-K.	$ 3,000
Consulting for identifying Bhavnagar ($5,000)	5,000
Exploration – geology report ($5,000), exploration work ($5,000) and licenses ($1,321)	11,321
Legal	16,293
Office	557
Transfer agent	3,906

Cash paid from proceeds as of March 31, 2009	$ 40,077

The above amount does not include advances made by our directors for payments of certain invoices and for accrual set up at the year end.

The following financial information summarizes the more complete historical financial information found in our audited financial statements contained elsewhere in this Form 10-K:

Since inception to March 31, 2009
Statement of Expenses Information

Revenue	$ -
Net losses	82,555
Net operating expenses	39,372
Exploration costs	11,321
General and administrative	28,051

As at March 31, 2009
Balance Sheet Information

Cash	$ 3,223
Total assets	3,223
Total liabilities	20,378
Shareholders’ deficiency	(17,155)

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock.  There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.  If we are unable to secure additional funding, we will cease or suspend operations.  We have no plans, arrangements or contingencies in place in the event that we cease operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS

We presently have minimal day-to-day operations; mainly comprising filing on an annual basis the Annual Report of Directors and Officers with the Secretary of State of Nevada and preparing the various reports required to be filed with the United States Securities and Exchange Commission (the “SEC”); being Forms 10-K and 10-Qs.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the Bhavnagar claim contains reserves.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and our shareholders will loss their entire investment.

In addition, we may not have enough money to complete our exploration of the Bhavnagar claim. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our claim and if any minerals which are found can be economically extracted and profitably processed.

The Bhavnagar is undeveloped raw land. We are in the process of exploring the Bhavnagar but have not had any results there from to date.  If we encounter satisfactory results from our current exploration program we will extend our test to determine if a mineral body exists.   The chances of ever identifying a mineral body which can be commercially put into production is extremely remote.

Before minerals retrieval can begin, it is imperative that we explore thoroughly the Bhavnagar and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located on adjoining property may or may not be located on the Bhavnagar.

We do not claim to have any minerals or reserves whatsoever at this time on any part of the Bhavnagar claim.

We intend to implement an exploration program which consists of geochemical soil and rock sampling along with prospecting, geological mapping and geophysical surveys. Work will focus on prospecting the numerous new roads and clear cuts which may have exposed previously covered bedrock. Areas of alteration, fault zones and especially quartz veining (float or in situ) will be explored by establishing grids along which soil sampling will be conducted. Streams should be sampled by collecting silt and heavy mineral concentrates. The soil samples will be analyzed to determine if elevated amounts of minerals are present. The results will be plotted on a map to determine where the elevated areas of mineralization occur. Rock samples and geological mapping and prospecting will be done by competent professionals. Preliminary geophysical surveying will also be done to try and locate anomalies which may be caused by mineralization which is not evident on the surface. Based upon the results of the exploration we will determine, in consultation with our consultants, if the Bhavnagar is to be dropped or further exploration work is warranted and is to be done.

We estimate the cost of the Phase I work program to be $13,526 (INR 705,568). This is composed of $6,344 (INR 330,930) for geological mapping, $7,182 (INR 374,638) geophysical surveying, which work we have already commenced with an advancement of $5,000.   Refer to “Exploration work undertaken in 2008”

If we receive some results from Phase I, we will consider raising money to do Phase II as recommended by Raman Minsty, which will comprise geochemical surveying and surface sampling including sample collection and assaying at an estimated cost of $23,819 (INR 1,242,550).  We do not have sufficient funds to undertake this portion of the work and will have to raise additional capital by subsequent issuance of our securities, attracting a joint venture partner to undertake work on our claim (presumably in exchange for an interest in the Bhavnagar) or through advances from our directors. If we are unable to complete any element of Phase I exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we do not have any plans to do anything else.

We do not intend to hire any employees at this time. All of the work on the property will be conducted by unaffiliated independent contactors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility or removing any mineralized material we may find.

There is no historical financial information about us upon which to base an evaluation of our performance. We are a pre-exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our claim, and possible cost overruns due to price and cost increases in services. To become profitable and competitive, we will conduct the research and exploration of our claim before we start production of any minerals we may find.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in an additional dilution to existing shareholders.

Liquidity and Capital Resources

We have not raised any funds to date other than our initial two offerings but we will have to consider doing so in the future if we are to remain as a going concern.   If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

We have discussed the lack of funds in the future with our directors and officers and they have agreed to advance funds as needed until such time as they decide what type of funding would be suitable for our Company; whether a public issue of shares, continued advances from our directors and officers or seeking some form of debt financing from an institutional lender or lenders. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We issued 3,750,000 shares of our common stock on October 31, 2007 for an aggregate purchase consideration of $3,750 (being at $0.001 per share).   These shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. Our directors have provided us with various loans totalling $9,947 for legal fees ($5,731), audit expenses ($1,000), printing expenses ($1,030), office expenses ($1,316) and incorporation costs ($870). The amounts owed to our directors are non-interest bearing, unsecured and due on demand. Accordingly, the loans are classified as current liabilities.

As of March 31, 2009, our total assets were $3,223 consisting sole of cash and our total liabilities to third party creditors was $10,431 and amounts owed to our directors was $9,947.

Our capital commitments for the next twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program are estimated as follows:

Expenses	Amount	Description

Accounting	$ 3,750
    Fees to the independent accountant for preparing the working papers for the quarters ended for June, 30, September 30 and December 31, 2009 and annual financial statements as at March 31, 2010 for submission to our auditors.

Audit	4,000	Review of the quarterly financial statements for June 30, September 30 and December 31, 2009 and audit of the annual financial statements for the year ended March 31, 2010.
Edgarzing fees	1,000	Filing this prospectus and future financial statements.
Exploration	8,526	Balance of Phase I as per the Raman Mistry’s report.
Filing fees	225	Annual fee to the Secretary of State for Nevada
Miscellaneous	1,000	Accrual for expenses not known at this time.
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,200	Annual fee of $500 and estimated miscellaneous charges of $700
Estimated expenses	$ 20,201

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President who is one of our controlling shareholders.  Our total requirement for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$ 20,201
Add: Accounts payable to third parties	10,431
30,632
Deduct: Cash on hand as at March 31, 2009	(3,223)
Estimated cash requirements for the next twelve months	$ 27,409

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Bhavnagar Gold Claim through joint venture arrangement or even the sale of part of the Bhavnagar claim.  Neither of these avenues has been pursued as of the date of this Form 10-K.

Raman Mistry has recommended an exploration program for the Bhavnagar.  However, even if the results of this work suggest further exploration work is warranted, we do not presently have the requisite funds and so will be unable to complete anything beyond the initial exploration work recommended in Raman Mistry’s report dated November 22, 2007 until we raise more money or find a joint venture partner to complete the exploration work.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond part of Phase I we are currently doing.  If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else.

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

Results of Operations for the Period ended March 31, 2009.

For the period from July 24, 2007 (date of inception) to March 31, 2009, we had a net loss of $82,555.   This represents a net loss of $0.02 per share for the period based on a weighted average number of shares outstanding of 4,541,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing our Company, undertaking audits, exploration expenses, general office expenses, consulting and legal fees for preparation of our effective registration statement, accruing management fees, rent and telephone which can be broken down as follows:

Expense	Inception to March 31,2009	Description

Accounting and audit	$ 13,692	Preparation of working papers ($5,692) for submission to our independent accountants for examination and/or of the financial statements ($8,000)
Consulting	5,000	Assisting in organizing the company and seeking out the Bhavnagar.
Exploration Expenses	11,321	Acquiring the Bhavnagar ($5,000), advance on Phase I exploration program ($5,000) and obtaining certificates for the Company to do business as a mining company in India in the amount of $1,321.
Filing fees	153	Obtaining the CUSIP number
Incorporation costs	870	Incorporation costs paid to the State of Nevada.
Legal	22,512	Legal expenses relating to the preparation of this prospectus, administering the Company’s trust account and various other legal services as required.
Management Fees	17,000
The Company does not pay management fees to its directors and officers but realizes there is a cost associated with their services to the Company and therefore accrues $1,000 a month in recognition of this service.   The credit is allocated to Capital in Excess of Par Value.   These expenses will never be paid out in cash or shares to any of the directors or officers.

Office and general	3,319	General office expenses.
Rent	3,400
The Company as its office the private residence of its President but does not pay him any money.   Nevertheless it gives recognition to rent expense by accruing $200 per month with an offsetting credit to Capital in Excess of Par Value.

Telephone	1,700	Similar to management fees and rent the Company accrues $100 per month for telephone with the credit being applied to Capital in Excess of Par Value.
Transfer agent’s fees	3,588	Issuance of share certificates and termination fee in changing of transfer agents during the year.

Total expenses	$ 82,555

When deducing the non-cash expense, being management fees, rent and telephone, the Company has paid and has payable expenses of $60,455.

Balance Sheet

As at March 31, 2009 our total cash and cash equivalents was $3,223.  Our working capital deficiency as at March 31, 2009 was $17,555.

Our accounts payable to third parties as at March 31, 2008 was as follows:

Auditors	Examination of March 31, 2009 financial statements	$ 2,500
Internal accountant	Preparation of working papers for quarterly reports, tax returns and other documents required by management	7,192
Office expense	Photocopying, fax, courier and general office supplies	430
Legal	Legal fees for administering the Company’s trust account	309
	Total	$ 10,431

Total shareholders’ deficiency as at March 31, 2009 is $17,555.  Total shares outstanding, as at March 31, 2009, was 4,541,000.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in the Risk Factors section of this Form 10-K.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 3,375,000

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

Our shares are quoted on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.     Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Bhavnagar Gold Claim, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended March 31, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended March 31, 2009, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A – CONTROLS AND PROCEDURES

Risk Management as per the Sarbanes-Oxley Act of 2002

In the ordinary course of business, we employ established risk management policies and procedures, which seek to reduce our exposure to fluctuations in commodity prices, interest rates, foreign currencies and prices of the company’s common stock, although there can be no assurance that these policies and procedures will be successful.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  Fortunately at this time loans from our directors and officers bear no interest and therefore there is no interest payments Sweetwater has to make.

Foreign Currency Exchange Rate Risk

Our objective in managing exposure to foreign currency fluctuations is to protect our future foreign cash flows and earnings, if any, from changes associated with foreign currency exchange rate changes through the use of various derivative contracts.   Our main concern regarding fluctuations in foreign currency relates to our exploration activities on the Bhavnagar claim.  Our foreign currency translation risk results from the Indian Rupee. We face currency exposures in our Indian operations.

Internal Control

Internal control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control  are what the Company need to meet its goal on a on-going basis and if it does so there is the possibility of it achieving success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of March 31, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended March 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A (T) – CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9 B – OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART 111

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Jose Madappilly	Chief Executive Officer, President and Director (1)	39

Dr. Jaiju Maliakal	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	37

(1)	Jose Madappilly was appointed a Director, President and Chief Executive Officer on July 25, 2007.

(2)	Dr. Jaiji Maliakal was appointed a Director, Secretary/Treasurer and Chief Financial Officer on July 25, 2007.

The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction are exercised by our directors and officers, collectively, is approximately 83% of the total issued and outstanding shares.

None of our directors or officers has professional or technical accreditation in the mining business.

Background of officers and directors

Jose Maddappilly was born in Chalakudy, India (the Spice town of India’s Southern most state of Kerala).  He attended Carmel High School from where he graduated in 1987. He attended Christ College where he did his Senior Secondary and graduated in 1989.  As a student, he excelled in Mathematics and Science and represented his State for the junior basketball team. While at school he actively participated in the various student movements; such as Literacy Movement and the Beautiful Kerala movements.  In 1991, Jose left Christ College where he had been attending while in the Bachelor of Science Program specializing in Physics and entered one of the best institutes in Bhopal, India to take a course in hotel management, catering technology and applied nutrition program. He graduated in 1994 after excelling in the Food Production and Food and Beverage Service.  He was successful in working for the elite Leela Group of Hotels in Mumbai as a management trainee.   After several years he was appointed the Assistant Food and Beverage Manager.  In 1999 Jose left his employment at the Leela Group of Hotels and returned to Kerala, his home state, where he had some real estate interests.   Subsequent to 1999 he worked as a consultant for the hospitality industry, worked as a mediator for the Government for the Tourism Infrastructure and was part of the faculty at various hospitality schools.  He assisted in setting up several of Cochin’s best restaurants where he had a financial interest in.  For the past five years he has been president and chief executive officer of his own private company, Madappilly Ventures Inc., which he has been using to assist in the setting up of an international school for students wishing to enter the tourist industry.

Dr. Jaiju Maliakal was born in Ayyampilly, Kerala.  Jaiju attended Carmel High School where he graduated with honor in 1990 and subsequently went to Christ College in Irinjalakuda where he graduated in 1992. After graduation he went to university where he obtained a Bachelor of Science before entering the medical program.   In 2002 he obtained his medical degree and is currently registered with the Indian Medical Council as a Doctor in General Medicine  Currently he is a practicing doctor at Vincent De Paul’s Hospital in his home town of Ayyampilly, Kerala, India.  He, with his fellow Physicians and Surgeons, conduct free medical classes to educate the people in the financially backward communities.

None of our officers and directors work full time for our Company.  It is expected that Jose Madappilly will spend approximately 10 hours a month on the affairs of our Company.  Once our Company is quoted and we commence Phase II of our exploration program we anticipate Jose will spend more time on the affairs of our Company; being estimated at twenty-five to thirty hours a month.   As Secretary Treasurer, Dr. Jaiju Maliakal spends approximately 5 hours per month on affairs of our Company and we anticipate, similar to Jose, that time spent will increase once we are effective and are quoted, if possible, on the OTCBB.

Board of Directors

Since inception our Board has held no meetings and our Audit Committee held no meetings.  All agreements and directions have been done by way of Directors’ Consent Resolutions to date.   With both our directors and officers residing in India it is likely that within the next several months they will hold a Directors’ Meeting.

Below is a description of the Audit Committee of the Board of Directors.

The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

On July 31, 2007, our directors appointed Jose Madappilly and Dr. Jaiju Maliakal to the Audit Committee and at the same time adopted the Audit Committee Charter.  Neither Jose nor Jaiju can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B.  We will have to attract an individual with the qualification of an audit committee expert to our Audit Committee.   At this time, we have not identified such an individual.

Apart from the Audit Committee, our Company does not have any other Board committees.

Conflicts of Interest

While none of our officers and directors is a director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future.  Such involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to our Company and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on July 31, 2007, a Code of Business Conduct and Ethics.  Our Company’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of our Company and its officers and directors to its shareholders, employees, customers, lenders and other stakeholders. Our Code of Business Conduct and Ethics addresses general business ethical principles, conflicts of interest, special ethical obligations for employees with financial reporting responsibilities, insider trading rules, reporting of any unlawful or unethical conduct, political contributions and other relevant issues.

Significant Employees

We have no paid employees.  Our Officers and Directors fulfill many of the functions that would otherwise require our Company to hire employees or outside consultants.  Even though our Company does not pay remuneration to our officers and directors, it realizes there is a cost associated with the services performed by them and therefore accrues each month, starting in November 1, 2007, management fees of $1,000 per month.   The credit is changed to Capital in Excess of Par Value under the Shareholders Equity section of the Balance Sheet.   This amount will never be paid to the directors and officers in either cash or shares.

Since our directors and officers do not have direct experience in exploration or mining we will to rely on consultants to assist in the exploration of the Bhavnagar.  In particular we will engage a professional geologist on a consulting basis, together with an assistant(s).  Such geologist will responsible for hiring and supervising, to conduct the Phase I exploration work to undertaken on the Bhavnagar.  Being professionals and with knowledge of the exploration business for mineral properties they will be responsible for the completion of our exploration program.  They will not be full or part time employees since our exploration program will only last several weeks.

Family Relationships

Jose Madappilly and Jaiju Maliakal are not related.

Directorships

Neither Jose Madappilly nor Dr. Jaiju Maliakal are a directors of another company registered under the Securities and Exchange Act of 1934.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings, or any corporation or business association of which he was an executive officer at or within the last two year before the time of such filing;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person  regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)           engaging in any type of business practice; or

(iii)	engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under paragraph (3) (i) above, or to be associated with persons engaged in any such activities; or

(5)
was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Promoters and Control Persons

The promoters of our Company are our two directors and officers.   We have no other promoters.  Our two directors and officers jointly control 83% of our issued and outstanding shares.

Executive Compensation

General Philosophy

Our Company’s Board of Directors is responsible for establishing and administering the Company’s executive and directors’ compensation.   To date none of our directors and officers have been paid any money or received any other compensation.   As mentioned above, the Company gives recognition to the services the Company performs on behalf of the Company by accruing each month as an expense management fees with an offsetting credit to Capital in Excess of Par Value.    As at March 31, 2009 the Company expenses $12,000 as management fees.

Directors are not compensated if they attend Directors’ Meetings.   Any out-of-pocket costs paid by them on behalf of the Company is reimbursed to them including any travel and entertainment charges.

ITEM 11.      EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by or paid to our Chief Executive Officer and other executive officers, during the past three years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Compensation Earnings ($)	All other Compens-ation ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Jose Madappilly Chief Executive Officer	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Jaiju Maliakal Chief Financail Officer	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Termination of Employment

The Company has no financial obligation to our directors or officers if they terminate their involvement with our Company through resignation, severance or constructive termination of their employment with us.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors of our Company.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Change of Control

We do not know of any arrangements which might result in a change in control.

In the State of Nevada there are no anti-takeover provisions that may have the affect of delaying or preventing a change in control.   Sections 78.378 through 78.379 of the Nevada Revised Statutes relates to control share acquisitions that may delay to make more difficult acquisitions or changes in our control, however, they only apply when we have 200 or more shareholders of record, at least 100 of whom have addresses in the State of Nevada as per our Shareholders’ List and we are doing, either through a subsidiary or directly, business in the State of Nevada.   At this time neither of these two events seems like they will occur.   Presently all our shareholders are residents of India and all our directors and officers are also residents of India.   None reside in the United States.   We are not contemplating doing any business in the State of Nevada, either through a subsidiary or directly, and none of our shares have been sold to citizens of Nevada.  Accordingly, there are no anti-takeover provisions that have the affect of delaying or preventing a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at April 30, 2009, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner (*)	Amount and nature of Beneficial Ownership (**)	Percent of Class

Common Stock	Jose Madappilly Madappilly House Elenjipra, P.O. Chalakudy via 680721, Kerala, India	2,000,000	44.04%

Common Stock	Dr. Jaiju Maliakal Maliakal House “Rose Garden” Ayyampilly, P.O., Ernakulam, Dt 682501, Kerala, India	1,750,000	38.54%

Common Stock	Directors and Officers as a Group	3,750,000	82.58%

(*)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(**)
Under Rule 13d-3 of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.  None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

Future Sales by Existing Shareholders

As of April 30, 2009, there are a total of 4,451,000 shares of our common stock are issued and outstanding. Of these all 4,451,000, being 100%. Under our effective registration statement, we registered 1,166,000 shares, being 25.6% of our issued shares leaving 3,375,000 shares, being 74.4% of our shares, as restricted shares.

Jose Madappilly	1,800,000 shares

Jaiju Maliakal	1,575,000 shares

Total restricted shares	3,375,000 shares

Transactions with Promoters

We do not promoters and have had no transactions with any promoters.

Dividend Policy

As of the date of this Form 10-K, we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Transfer Agent

We have engaged the services of Holladay Stock Transfer, Inc., 2939 N 67th Place, Scottsdale, Arizona, 85251 (Tel: 480-481-3940), to act as transfer and registrar.

Debt Securities and Other Securities

There are no debts or other securities outstanding.

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event the holders of the remaining shares will not be able to elect any of our directors. The shares held by none officers and directors are the present time represent 37 % of our outstanding shares.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, will be responsible to file reports, proxy statements and other information with the SEC.  Our reports, proxy statements and other information filed pursuant to the Securities Exchange Act of 1934 may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street N.W., Washington, DC, 20549, at prescribed rates.   The public may obtain information on the operations of the Public Reference Room by calling SEC at 1-800-SEC-0330.   In addition, the SEC maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.   The address of the SEC’s Web sit is http://www.sec.gov.

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  All the directors and officer have filed a Form 3 with the SEC subsequent to the period under review.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry.  However, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on August 7, 2007, a Code of Business Ethics and Control for the Board of Directors (the “Code”). Sweetwater’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Sweetwater and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended March 31, 2009 for professional services for the review of the quarterly financial statements as at June 30, September 30 and December 31, 2008, annual financial statements as of March 31, 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended June 30, September 30 and December 31, 2008 and $2,500 for the audit of March 31, 2009.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Sweetwater’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in March 31, 2009 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to March 31, 2009 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)           Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Sweetwater or to make any pre-approval policies meaningful.  Once Sweetwater has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Sweetwater’s internal accountant.

PART IV

ITEM 13. EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

(a)  (1)                         Financial Statements.  The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates CPA’s Inc.	34

Balance Sheet as at March 31, 2009 and 2008	35

Statement of Operations for the year ended March 31, 2009 and for the period from July 24, 2007 (date of inception) to March 31, 2008 and for the period from July 24, 2007 (date of inception) to March 31, 2009	36

Statement of Changes in Stockholders’ Equity for period from July 24, 2007 (date of inception) to March 31, 2009	37

Statement of Cash Flows for the year ended March 31, 2009 and for the period from July 24, 2007 (date of inception) to March 31, 2008 and for the period from July 24, 2007 (date of inception) to March 31, 2009	38

Notes to the Financial Statements	39

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Corporate Charter (incorporated by reference from Sweetwater’s Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339)

3.2	Articles of Incorporation (incorporated by reference from Sweetwater’s Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339)

3.3	By-laws (incorporated by reference from Sweetwater’s Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339)

5	Stock Specimen (incorporated by reference from Sweetwater’s Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Sweetwater’s Registration Statement on Form S-1 filed on June 2, 2008 Registration No. 333-151339)

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized

SWEETWATER RESOURCES, INC.
(Registrant)

By:   JOSE MADAPPILLY
           Jose Madappilly
           Chief Executive Officer,
           President and Director

By: JAIJU MALIAKAL
Jaiju Maliakal
Chief Accounting Officer,
Chief Financial Officer and Director

Dated: May 7, 2009

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Sweetwater Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balances sheets of Sweetwater Resources, Inc. (pre-exploration stage company) at March 31, 2009 and 2008 and the related statements of operations, stockholders' deficiency, and cash flows for year ended March 31, 2009 and for the period from July 24, 2007 (date of inception) to March 31, 2008 and for the period July 24, 2007 (date of inception) to March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.   Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sweetwater Resources, Inc. (pre-exploration stage company) as at March 31, 2009 and 2008 and the related statements of operations, stockholders’ deficiency and cash flows for year ended March 31, 2009 and for the period from July 24, 2007 (date of inception) to March 31, 2008 and for the period July 24, 2007 (date of inception) to March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”
May 6, 2009

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
BALANCE SHEETS

	March 31, 2009	March 31, 2008

ASSETS

CURRENT ASSETS

Cash	$ 3,223	$ 13,496

Total Current Assets	$ 3,223	$ 13,496

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	10,431	$ 4,211
Accounts payable – related parties	9,947	2,668

Total Current Liabilities	20,378	6,879

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
4,541,000 shares issued and outstanding	4,541	4,541
Capital in excess of par value	60,859	45,259
Deficit accumulated during the pre-exploration stage	(82,555)	(43,183)

Total Stockholders’ (Deficiency) Equity	(17,155)	6,617

	$ 3,223	$ 13,496

The accompanying notes are an integral part of these financial statements.

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the years ended March 31, 2009 and for the period from July 24, 2007 (date of inception) to March 31, 2008 and for the period from July 24, 2007 (date of inception) to March 31, 2009

	March 31, 2009	From July 24, 2007 (date of inception) to March 31, 2008	From July 24, 2007 (date of inception) to March 31, 2009

REVENUES	$ -	$ -	$ -

EXPENSES

Accounting and audit	9,617	4,075	13,692
Consulting	-	5,000	5,000
Exploration expenses	-	11,321	11,321
Filing fees	153	-	153
Incorporation costs	-	870	870
Legal	7,799	14,713	22,512
Management fees	12,000	5,000	17,000
Office	2,615	704	3,319
Rent	2,400	1,000	3,400
Telephone	1,200	500	1,700
Transfer agent’s fees	3,588	-	3,588

NET LOSS FROM OPERATIONS	$ (39,372)	$ (43,183)	$ (82,555)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.01)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	4,541,000	3,942,235

The accompanying notes are an integral part of these financial statements.

SWEETWATER RESOURCES, INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period July 24, 2007 (date of inception) to March 31, 2009

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance July 24, 2007	-	$ -	$ -	$ -

Issuance of common shares for cash at $.001 – October 31, 2007	3,750,000	3,750	-	-

Issuance of common shares for cash at $.05 – January 31, 2008	791,000	791	38,759	-

Capital contributions – expenses	-	-	6,500	-

Net operating loss for the period July 24, 2007 (date of Inception) to March 31, 2008	-	-	-	(43,183)

Balance as at March 31, 2008	4,541,000	4,541	45,259	(43,183)

Capital contributions – expenses	-	-	15,600

Net operating loss for the year ended March 31, 2009	-	-	-	(39,372)

Balance as at March 31, 2009	4,541,000	$ 4,541	$ 60,859	$ (82,555)

The accompanying notes are an integral part of these financial statements

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the year ended March 31, 2009 and for the period from July 24, 2007 (date of inception) to March 31, 2008 and for the period from July 24, 2007 (date of inception) to March 31, 2009

	March 31, 2009	From July 24, 2007 (date of inception) to March 31, 2008	From July 24 2007 (date of inception) to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (39,372)	$ (43,183)	$ (82,555)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	15,600	6,500	22,100
Changes in accounts payable	6,220	4,211	10,431

Net Cash Provided (Used) in Operations	(17,552)	(32,472)	(50,024)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	7,279	2,668	9,947
Proceeds from issuance of common stock	-	43,300	43,300

Net Cash from financing operations	7,279	45,968	53,247

Net (Decrease) Increase in Cash	(10,273)	13,496	3,223

Cash at Beginning of Period	13,496	-	-

CASH AT END OF PERIOD	$ 3,223	$ 13,496	$ 3,223

The accompanying notes are an integral part of these financial statements

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

1.           ORGANIZATION

The Company, Sweetwater Resources, Inc. was incorporated under the laws of the State of Nevada on July 24, 2007 with the authorized common capital stock of 450,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

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

On March 31, 2009, the Company had a net operating loss carry forward of $82,555 for income tax purposes.  The tax benefit of approximately $25,000 from the loss carry forward

SWEETWATER RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
March 31, 2009

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
March 31, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $9,947 and have made contributions to capital of $22,100 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On October 31, 2007, Company completed a private placement consisting of 3,750,000 common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $3,750.  On January 31, 2008, the Company completed a private placement of 791,000 common shares at $0.05 per share for a total consideration of $39,550.

6.           GOING CONCERN

The Company intends to seek business opportunities that will provide a profit.  However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.