Form 10-Q
period 2009-06-30
Sweetwater Resources, Inc.
filed 2009-08-06
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-151339

SWEETWATER RESOURCES, INC
                                                                           (Exact name of registrant as specified in its charter)

Nevada	71-1050559
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Madappilly House, Elenjipra, P.O., Chalakudy Via, Kerala, India, 680271
(Address of principal executive offices)

011-91-480-320-8192
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

July 31, 2009: 4,541,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sweetwater Resources, Inc. (Pre-exploration stage company) at June 30, 2009 (with comparative figures as at March 31, 2009) and the statement of operations for the three months ended June 30, 2009 and 2008 and for the period from July 24, 2007 (date of inception) to June 30, 2009 and the statement of cash flows for the three months ended June 30, 2009 and 2008 and for the period from July 24, 2007 (date of inception) to June 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	June 30, 2009	March 31, 2009
ASSETS

CURRENT ASSETS

Cash	$ 2,914	$ 3,223

Total Current Assets	$ 2,914	$ 3,223

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 9,172	$ 10,431
Accounts payable – related parties	13,831	9,947

Total Current Liabilities	23,003	20,378

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
4,541,000 shares issued and outstanding	4,541	4,541
Capital in excess of par value	64,759	60,859
Deficit accumulated during the pre-exploration stage	(89,389)	(82,555)

Total Stockholders’ Deficiency	(20,089)	(17,155)

	$ 2,914	$ 3,223

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three ended June 30, 2009 and 2008 and for the period from July 24, 2007 (date of inception) to June 30, 2009

(Unaudited – Prepared by Management)

	Three months ended June 30, 2009	Three months ended June 30, 2008	From July 24, 2007 (date of inception) to June 30, 2009

REVENUES	$ -	$ -	$ -

EXPENSES

Accounting and audit	1,550	2,285	15,242
Consulting	-	-	5,000
Exploration expenses	1,321	-	12,642
Filing fees	-	153	153
Incorporation costs	-	-	870
Legal	-	6,738	22,512
Management fees	3,000	3,000	20,000
Office	63	248	3,382
Rent	600	600	4,000
Telephone	300	300	2,000
Transfer agent’s fees	-	980	3,588

NET LOSS FROM OPERATIONS	$ (6,834)	$ (14,304)	$(89,389)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	4,541,000	4,541,000

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended June 20, 2009 and 2008 and period from July 24, 2007 (date of inception) to June 30, 2009

(Unaudited – Prepared by Management)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	From July 24, 2007 (date of inception) to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (6,834)	$ (14,304)	$ (89,389)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	3,900	3,900	26,000
Changes in accounts payable	(1,259)	765	9,172
Net Cash Provided (Used) in Operations	(4,193)	(9,639)	(54,217)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (to) loan from related party	3,884	4,198	13,831
Proceeds from issuance of common stock	-	-	43,300
	3,884	4,198	57,131

Net Increase in Cash	(309)	(5,441)	2,914

Cash at Beginning of Period	3,223	13,496	-

CASH AT END OF PERIOD	$ 2,914	$ 8,055	$ 2,914

The accompanying notes are an integral part of these unaudited financial statements

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

On June 30, 2008, the Company had a net operating loss carry forward of $89,389 for income tax purposes.  The tax benefit of approximately $26,800 from the loss carry forward

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
June 30, 2009

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.   The losses will expire in 2030.

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
(Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
June 30, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $13,831 and have made contributions to capital of $26,000 in the form of expenses paid for the Company.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

We have not raised funds since our initial offering to our existing shareholders but we will have to consider doing so in the future if we are to remain as a going concern.   If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

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

As of June 30, 2009, our total assets were $2,914 consisting sole of cash and our total liabilities to third party creditors was $9,172 and amounts owed to our directors was $13,831.  This would give us a working capital deficiency of $20,089 if we paid all our outstanding payables including amounts due to our directors.

Our capital commitments for the next twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program are estimated as follows:

Expenses	Amount	Description

Accounting	$ 4,725
    Fees to the independent accountant for preparing the working papers for the quarters ended for June, 30, September 30 and December 31, 2009 and annual financial statements as at March 31 for submission to our auditors.

Audit	4,000	Review of the quarterly financial statements for June 30, September 30 and December 31 and audit of the annual financial statements for the year ended March 31.
Edgarzing fees	1,000	Filing this Form 10-Q and other Form 10-Qs and 10-K.
Filing fees	225	Annual fee to the Secretary of State for Nevada
Miscellaneous	1,000	Accrual for expenses not known at this time.
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
	$ 12,450

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President who is one of our controlling shareholders.  Our total requirement for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$ 12,450
Add: Accounts payable to third parties	9,172
21,622
Deduct: Cash on hand as at June 30, 2009	(2,914)
Estimated cash requirements for the next twelve months	$ 18,708

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

Results of Operations for the Period ended June 30, 2009.

For the period from July 24, 2007 (date of inception) to June 30, 2009, we had a net loss of $89,389   This represents a net loss of $0.02 per share for the period based on a weighted average number of shares outstanding of 4,541,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing our Company, undertaking audits, exploration expenses, general office expenses, consulting and legal fees for preparation of this prospectus, accruing management fees, rent and telephone which can be broken down as follows:

Expense	Inception to June 30, 2009	Description

Accounting and audit	$ 15,242	Preparation of working papers for September 30, December 31, March 31 and June 30 for submission to our independent accountants for examination and/or of the financial statements
Consulting	5,000	Assisting in organizing the company and seeking out the Bhavnagar.
Exploration Expenses	12,642
Acquiring the Bhavnagar ($5,000), advance on Phase I exploration program ($5,000) and obtaining certificates for the Company to do business as a mining company in India ($1,321 for each of 2008 and 2009).

Filing fees	153	Obtaining CUSIP number and wire fee charges.
Incorporation costs	870	Incorporation costs paid to the State of Nevada.
Legal	22,512	Legal expenses relating to the preparation of Form S-1, administering the Company’s trust account and various other legal services as required.
Management Fees	20,000
The Company does not pay management fees to its directors and officers but realizes there is a cost associated with their services to the Company and therefore accrues $1,000 a month in recognition of this service.   The credit is allocated to Capital in Excess of Par Value.   These expenses will never be paid out in cash or shares to any of the directors or officers.

Office and general	3,382	General office expenses.
Rent	4,000
The Company as its office the private residence of its President but does not pay him any money.   Nevertheless it gives recognition to rent expense by accruing $200 per month with an offsetting credit to Capital in Excess of Par Value.

Telephone	2,000	Similar to management fees and rent the Company accrues $100 per month for telephone with the credit being applied to Capital in Excess of Par Value.
Transfer agent’s fees	3,588	Preparation of share certificates for the shareholders

Total expenses	$ 89,389

When deducing the non-cash expense, being management fees, rent and telephone, the Company has paid and payable expenses of $63,389.

Balance Sheet

As at June 30, 2009 our total cash and cash equivalents was $2,914.  Our working capital deficiency as at June 30, 2009 was $20,089.

Our accounts payable to third parties as at June 30, 2009 was as follows:

Auditors	For the review of the June 30, 2009 financial statements	$ 500
Internal accountant	For preparation of the working papers for the various year ends and each of quarterly periods	8,242
Office expenses	Unpaid amounts for photocopying, fax and courier	430
	Total accounts payable to third parties – June 30, 2009	$ 9,172

Total shareholders’ deficiency as at June 30, 2009 is a negative balance of $20,089.  Total shares outstanding, as at June 30, 2009, was 4,541,000.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described under Item IA - Risk Factors section on this page.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 3,375,000   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

Our shares are traded on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Sweetwater’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Sweetwater’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

ITEM 4T                      CONTROLS AND PROCEDURES

Changes in Internal Controls

There were no material changes in Imperial’s internal controls or in other factors that could materially affect Sweetwater’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Sweetwater or is a party or to which the Bhavnagar Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A                      RISK FACTORS

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Sweetwater Resources Inc., contained in this Form 10-Q, you should consider many important factors in considering whether you should purchase the shares in our Company.  The following risk factors reflect the potential and substantial material risks which could be involved if you consider purchasing shares in our Company.

Risks Associated With Our Company

Even though we recently raised capital through the sale of our common shares our financial position is not favorable.

Presently we have accumulated losses of $89,389 since our inception on July 24, 2007 and our working capital is a negative position of $20,089.   With our working capital it means that we will either have to raise funds through a sale of our common shares, ask our directors and officers to offer personally guarantees for debt financing from a lending institution or else the officers and directors will have to advance money to us so that we can continue in operations.   In short, our current cash position will not last us for more than a few months.

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

Our Company was incorporated in 2007, and has not undertaken any exploration, nor has it generated any revenues.  We do not have an exploration history against which one can assess the future prospects of our Company.  To June 30, 2009, we have incurred a loss of $89,389.  Whether we will generate income or a positive cash flow will be dependent upon our capacity to find economically viable reserves on the Bhavnagar and control of our operating costs.

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

SWEETWATER RESOURCES, INC.
(Registrant)

Date: August 6, 2009	JOSE MADAPPILLY
Chief Executive Officer, President and Director

Date: August 6, 2009	JAIJU MAKIAKAL
Chief Financial Officer, Secretary and Director