Form 10-Q
period 2009-09-30
Sweetwater Resources, Inc.
filed 2009-10-19
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

October 15, 2009: 4,541,000 common shares

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2009 and March 31, 2009	4

	Statement of Operations For the three and six months ended September 30, 2009 and 2008 and for the period from July 24, 2007 (Date of Inception) to September 30, 2009	5

	Statement of Cash Flows For the six months ended September 30, 2009 and for the period from July 24, 2007 (Date of Inception) to September 30, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	16

ITEM 4.	Controls and Procedures	17

ITEM 4T	Controls and Procedures	17

PART 11.	OTHER INFORMATION	17

ITEM 1.	Legal Proceedings	17

ITEM 1A	Risk Factors	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

	SIGNATURES.	22

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sweetwater Resources, Inc. (Pre-exploration stage company) at September 30, 2009 (with comparative figures as at March 31, 2009) and the statement of operations for the three and six months ended September 30, 2009 and 2008 and for the period from July 24, 2007 (date of inception) to September 30, 2009 and the statement of cash flows for the six months ended September 30, 2009 and 2008 and for the period from July 24, 2007 (date of inception) to September 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	September 30, 2009	March 31, 2009
ASSETS

CURRENT ASSETS

Cash	$ 2,914	$ 3,223

Total Current Assets	$ 2,914	$ 3,223

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 10,357	$ 10,431
Accounts payable – related parties	14,731	9,947

Total Current Liabilities	25,088	20,378

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
4,541,000 shares issued and outstanding	4,541	4,541
Capital in excess of par value	68,659	60,859
Deficit accumulated during the pre-exploration stage	(95,374)	(82,555)

Total Stockholders’ Deficiency	(22,174)	(17,155)

	$ 2,914	$ 3,223

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and six months ended September 30, 2009 and 2008 and for the period from July 24, 2007 (date of inception) to September 30, 2009

(Unaudited – Prepared by Management)

	Three months ended Sept. 30, 2009	Three months ended Sept. 30, 2008	Six months ended Sept. 30, 2009	Six months ended Sept. 30, 2008	From July 24, 2007 (date of inception) to Sept. 30, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Accounting and audit	1,550	1,707	3,100	3,993	16,792
Consulting	-	-	-	-	5,000
Exploration expenses	-	-	1,321	-	12,642
Filing fees	-	-	-	153	153
Incorporation costs	-	-	-	-	870
Legal	-	752	-	7,489	22,512
Management fees	3,000	3,000	6,000	6,000	23,000
Office	171	1,842	234	2,090	3,553
Rent	600	600	1,200	1,200	4,600
Telephone	300	300	600	600	2,300
Transfer agent’s fees	364	358	364	1,338	3,952

NET LOSS FROM OPERATIONS	$(5,985)	$(8,559)	$ (12,819)	$ (22,863)	$(95,374)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	4,541,000	4,541,000	4,541,000	4,541,000

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended September 30, 2009 and 2008 and period from July 24, 2007 (date of inception) to September 30, 2009

(Unaudited – Prepared by Management)

	For the six months ended Sept. 30, 2009	For the six months ended Sept. 30, 2008	From July 24, 2007 (date of inception) to Sept. 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (12,819)	$ (22,863)	$ (95,374)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	7,800	7,800	29,900
Changes in accounts payable	(74)	1,175	10,357
Net Cash Provided (Used) in Operations	(5,093)	(13,888)	(55,117)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	4,784	6,365	14,731
Proceeds from issuance of common stock	-	-	43,300
	4,784	6,365	58,031

Net Increase in Cash	(309)	(7,523)	2,914

Cash at Beginning of Period	3,223	13,496	-

CASH AT END OF PERIOD	$ 2,914	$ 5,973	$ 2,914

The accompanying notes are an integral part of these unaudited financial statements

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited – Prepared by Management)

1.           ORGANIZATION

The Company, Sweetwater Resources, Inc. was incorporated under the laws of the State of Nevada on July 24, 2007 with the authorized common capital stock of 450,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and exploring mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

On September 30, 2009, the Company had a net operating loss carry forward of $95,374 for income tax purposes.  The tax benefit of approximately $28,600 from the loss carry forward

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
September 30, 2009

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
September 30, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $14,731 and have made contributions to capital of $29,900 in the form of expenses paid for the Company.

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

We are a start up, pre-exploration stage company and have not yet generated or realized any revenues from our business operations.   We were incorporated under the laws of the State of Nevada on July 24, 2007.   We do not have any subsidiaries or affiliate companies.   We have never been bankrupt, been under the control of a receiver or similar proceedings with respect to ourselves.  We have never had a material reclassification, merger or consolidation of our Company.   Since inception we have not disposed of any material amount of assets other than in the ordinary course of business and have had no material changes in the method of conducting our business.

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

Accessibility, climate, local resources, infrastructure and topography

The Bhavnagar claim is accessible from Gujarat.  It is connected to Mumbai by air and railway.   Daily flights are operated by Jet Airways and Air Deccan.   It was one of the first cities in Gujarat to have an airport.  The city is well connected to other major cities of Gujarat such as Valadara, Ahmedabad, Rajkot, Jamnagar, Surat and more by road, with bus services operating by private and state-owned transport corporations.  The city is also connected to Ahmedabad and some major cities of Saurashtra by rail road.   Intercity bus service is operated by VITCOs.   Private auto-rikshaw is another mode of transport.   The city of Bhavnagar has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, transportation services, hardware and other necessary items.   Drilling companies and assay facilities are present in Gujurat.

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

Recent exploration results for gold occurrence in Gujarat is highly encouraging. Gold belt in sheared gneissic rocks is found in three sub parallel auriferous load zones where some blocks having 250 to 500 meter length and 1.5 to 2 meter width could be identified as most promising ones.

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

We have discussed the lack of funds in the future with our directors and officers and they have agreed to advance funds as needed until such time that they decide what type of funding would be suitable for our Company; whether a public issue of shares, continued advances from our directors and officers or seeking some form of debt financing from an institutional lender or lenders. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

As of September 30, 2009, our total assets were $2,914 consisting sole of cash and our total liabilities to third party creditors was $10,357 and amounts owed to our directors was $14,731.  This would give us a working capital deficiency of $22,174 if we paid all our outstanding payables including amounts due to our directors.

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
	$ 12,450

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President who is one of our controlling shareholders.  Our total requirement for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$ 12,450
Add: Accounts payable to third parties	10,357
22,807
Deduct: Cash on hand as at September 30, 2009	(2,914)
Estimated cash requirements for the next twelve months	$ 19,893

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

We do not intend to hire any employees at this time.  All of the work on the Bhavnagar will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for supervision, surveying, exploration, and excavation.  If Raman Mistry is not available when we need him, we may engage a geologist to assist in evaluating the information derived from the exploration and excavation including advising us on the economic feasibility of removing any mineralized material we may discover.

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

Results of Operations for the Period ended September 30, 2009.

For the period from July 24, 2007 (date of inception) to September 30, 2009, we had a net loss of $95,374   This represents a net loss of $0.02 per share for the period based on a weighted average number of shares outstanding of 4,541,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing our Company, undertaking audits, exploration expenses, general office expenses, consulting and legal fees for preparation of our effective prospectus, accruing management fees, rent and telephone which can be broken down as follows:

Expense	Inception to Sept. 30, 2009	Description

Accounting and audit	$ 16,792	Preparation of working papers for September 30, December 31, March 31 and June 30 for submission to our independent accountants for examination and/or audit of the financial statements
Consulting	5,000	Assisting in organizing the company and seeking out the Bhavnagar.
Exploration Expenses	12,642
Acquiring the Bhavnagar ($5,000), advance on Phase I exploration program ($5,000) and obtaining certificates for the Company to do business as a mining company in India ($1,321 for each of 2008 and 2009).

Filing fees	153	Obtaining CUSIP number and wire fee charges.
Incorporation costs	870	Incorporation costs paid to the State of Nevada.
Legal	22,512	Legal expenses relating to the preparation of Form S-1, administering the Company’s trust account and various other legal services as required.
Management Fees	23,000
The Company does not pay management fees to its directors and officers but realizes there is a cost associated with their services to the Company and therefore accrues $1,000 a month in recognition of this service.   The credit is allocated to Capital in Excess of Par Value.   These expenses will never be paid out in cash or shares to any of the directors or officers.

Office and general	3,553	General office expenses.
Rent	4,600
The Company as its office the private residence of its President but does not pay him any money.   Nevertheless it gives recognition to rent expense by accruing $200 per month with an offsetting credit to Capital in Excess of Par Value.

Telephone	2,300	Similar to management fees and rent the Company accrues $100 per month for telephone with the credit being applied to Capital in Excess of Par Value.
Transfer agent’s fees	3,952	Preparation of share certificates for the shareholders

Total expenses	$ 95,374

When deducting the non-cash expense, being management fees, rent and telephone, the Company has paid and payable expenses of $65,474.

Balance Sheet

As at September 30, 2009 our total cash and cash equivalents was $2,914.  Our working capital deficiency as at September 30, 2009 was $22,174.

Our accounts payable to third parties as at September 30, 2009 was as follows:

Auditors	For the review of the September 30, 2009 financial statements	$ 500
Internal accountant	For preparation of the working papers for the various year ends and each of quarterly periods	9,293
Office expenses	Unpaid amounts for photocopying, fax and courier	564
	Total accounts payable to third parties – September 30, 2009	$ 10,357

Total shareholders’ deficiency as at September 30, 2009 is a negative balance of $22,174.  Total shares outstanding, as at September 30, 2009, was 4,541,000.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, other than as described under Item IA - Risk Factors section on this page.

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

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Sweetwater is a party or to which the Bhavnagar Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

Presently we have accumulated losses of $95,374 since our inception on July 24, 2007 and our working capital is a negative position of $22,174.   With our working capital it means that we will either have to raise funds through a sale of our common shares, ask our directors and officers to offer personally guarantees for debt financing from a lending institution or else the officers and directors will have to advance money to us so that we can continue in operations.   In short, our current cash position will not last us for more than a few months.

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

Our Company was incorporated in 2007, and has not undertaken any exploration, nor has it generated any revenues.  We do not have an exploration history against which one can assess the future prospects of our Company.  To September 30, 2009, we have incurred a loss of $95,374.  Whether we will generate income or a positive cash flow will be dependent upon our capacity to find economically viable reserves on the Bhavnagar and control of our operating costs.

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

If we are unable to raise funds for exploration, our proposed exploration plan will be delayed.  This may result in cessation or suspension of operations.  If we cease operations or if operations are suspended indefinitely, we will go out of business and your investment will be lost.

Because we are small and do not have much capital, we must delay conduct of any exploration and as a result may not find an ore body.  Without an ore body, we cannot generate revenues and you will lose your investment.

As our Company is small with little capital, there will be delays in the conduct of exploration and we may not find an ore body.  If we do not find an ore body, we cannot generate revenues and you will lose your investment.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWEETWATER RESOURCES, INC.
(Registrant)

Date: October 19, 2009	JOSE MADAPPILLY
Chief Executive Officer, President and Director

Date: October 19, 2009	JAIJU MAKIAKAL
Chief Financial Officer, Secretary and Director