Form 10-Q
period 2009-12-31
Sweetwater Resources, Inc.
filed 2010-02-03
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 31: 4,541,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at December 31, 2009 and March 31, 2009	4

	Statement of Operations For the three and nine months ended December 31, 2009 and 2008 and for the period from July 24, 2007 (Date of Inception) to December 31, 2009	5

	Statement of Cash Flows For the nine months ended December 31, 2009 and for the period from July 24, 2007 (Date of Inception) to December 31, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	17

ITEM 4.	Controls and Procedures	18

ITEM 4T	Controls and Procedures	18

PART 11.	OTHER INFORMATION	18

ITEM 1.	Legal Proceedings	18

ITEM 1A	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits	22

	SIGNATURES.	23

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sweetwater Resources, Inc. (Pre-exploration stage company) at December 31, 2009 (with comparative figures as at March 31, 2009) and the statement of operations for the three and nine months ended December 31, 2009 and 2008 and for the period from July 24, 2007 (date of inception) to December 31, 2009 and the statement of cash flows for the nine months ended December 31, 2009 and 2008 and for the period from July 24, 2007 (date of inception) to December 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	December 31, 2009	March 31, 2009
ASSETS

CURRENT ASSETS

Cash	$ 2,414	$ 3,223

Total Current Assets	$ 2,414	$ 3,223

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 11,406	$ 10,431
Accounts payable – related parties	14,787	9,947

Total Current Liabilities	26,193	20,378

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
4,541,000 shares issued and outstanding	4,541	4,541
Capital in excess of par value	72,559	60,859
Deficit accumulated during the pre-exploration stage	(100,879)	(82,555)

Total Stockholders’ Deficiency	(23,779)	(17,155)

	$ 2,414	$ 3,223

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended December 31, 2009 and 2008 and for the period from July 24, 2007 (date of inception) to December 31, 2009

(Unaudited – Prepared by Management)

	Three months ended Dec. 31, 2009	Three months ended Dec. 31, 2008	Nine months ended Dec. 31, 2009	Nine months ended Dec. 31, 2008	From July 24, 2007 (date of inception) to Dec. 31, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Accounting and audit	1,550	1,550	4,650	5,543	18,342
Consulting	-	-	-	-	5,000
Exploration expenses	-	-	1,321	-	12,642
Filing fees	-	-	-	153	153
Incorporation costs	-	-	-	-	870
Legal	-	309	-	7,799	22,512
Management fees	3,000	3,000	9,000	9,000	26,000
Office	55	377	289	2,466	3,608
Rent	600	600	1,800	1,800	5,200
Telephone	300	300	900	900	2,600
Transfer agent’s fees	-	2,250	364	3,588	3,952

NET LOSS FROM OPERATIONS	$(5,505)	$(8,386)	$ (18,324)	$ (31,249)	$(100,879)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	4,541,000	4,541,000	4,541,000	4,541,000

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended December 31, 2009 and 2008 and period from July 24, 2007 (date of inception) to December 31, 2009

(Unaudited – Prepared by Management)

	For the nine months ended Dec. 31, 2009	For the nine months ended Dec. 31, 2008	From July 24, 2007 (date of inception) to Dec. 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (18,324)	$ (31,249)	$ (100,879)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	11,700	11,700	33,800
Changes in accounts payable	975	2,534	11,406
Net Cash Provided (Used) in Operations	(5,649)	(17,015)	(55,673)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	4,840	6,742	14,787
Proceeds from issuance of common stock	-	-	43,300
	4,840	6,742	58,087

Net Increase in Cash	(809)	(10,273)	2,414

Cash at Beginning of Period	3,223	13,496	-

CASH AT END OF PERIOD	$ 2,414	$ 3.223	$ 2,414

The accompanying notes are an integral part of these unaudited financial statements

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
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

On December 31, 2009, the Company had a net operating loss carry forward of $100,879 for income tax purposes.  The tax benefit of approximately $30,200 from the loss carry forward

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
December 31, 2009

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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
December 31, 2009

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $14,787 and have made contributions to capital of $33,800 in the form of expenses paid for the Company.

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

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
December 31, 2009

(Unaudited – Prepared by Management)

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through January 31, 2010 and has found no material subsequent events to report.

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

As of December 31, 2009, our total assets were $2,414 consisting sole of cash and our total liabilities to third party creditors was $11,406 and amounts owed to our directors was $14,787.  This gives us a working capital deficiency of $23,779 if we paid all our outstanding payables including amounts due to our directors.

Our capital commitments for the next twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program are estimated as follows:

Expenses	Amount	Description

Accounting	$ 4,725
    Fees to the independent accountant for preparing the working papers for the quarters ended for June, 30, September 30 and December 31, 2010 and annual financial statements as at March 31 for submission to our auditors.

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
	$ 12,450

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President who is one of our controlling shareholders.  Our total requirement for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$ 12,450
Add: Accounts payable to third parties	11,406
23,856
Deduct: Cash on hand as at December 31, 2009	(2,414)
Estimated cash requirements for the next twelve months	$ 21,442

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

Results of Operations for the Period ended December 31, 2009.

For the period from July 24, 2007 (date of inception) to December 31, 2009, we had a net loss of $100,879   This represents a net loss of $0.02 per share for the period based on a weighted average number of shares outstanding of 4,541,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing our Company, undertaking audits, exploration expenses, general office expenses, consulting and legal fees for preparation of our effective prospectus, accruing management fees, rent and telephone which can be broken down as follows:

Expense	Inception to Dec. 31, 2009	Description

Accounting and audit	$ 18,342	Preparation of working papers for September 30, December 31, March 31 and June 30 for submission to our independent accountants for examination and/or audit of the financial statements
Consulting	5,000	Assisting in organizing the company and seeking out the Bhavnagar.
Exploration Expenses	12,642
Acquiring the Bhavnagar ($5,000), advance on Phase I exploration program ($5,000) and obtaining certificates for the Company to do business as a mining company in India ($1,321 for each of 2008 and 2009).

Filing fees	153	Obtaining CUSIP number and wire fee charges.
Incorporation costs	870	Incorporation costs paid to the State of Nevada.
Legal	22,512	Legal expenses relating to the preparation of Form S-1, administering the Company’s trust account and various other legal services as required.
Management Fees	26,000
The Company does not pay management fees to its directors and officers but realizes there is a cost associated with their services to the Company and therefore accrues $1,000 a month in recognition of this service.   The credit is allocated to Capital in Excess of Par Value.   These expenses will never be paid out in cash or shares to any of the directors or officers.

Office and general	3,608	General office expenses.
Rent	5,200
The Company as its office the private residence of its President but does not pay him any money.   Nevertheless it gives recognition to rent expense by accruing $200 per month with an offsetting credit to Capital in Excess of Par Value.

Telephone	2,600	Similar to management fees and rent the Company accrues $100 per month for telephone with the credit being applied to Capital in Excess of Par Value.
Transfer agent’s fees	3,952	Preparation of share certificates for the shareholders

Total expenses	$ 100,879

When deducting the non-cash expense, being management fees, rent and telephone, the Company has paid and payable expenses of $67,079.

Balance Sheet

As at December 31, 2009 our total cash and cash equivalents was $2,414.  Our working capital deficiency as at September 30, 2009 was $23,779.

Our accounts payable to third parties as at December 31, 2009 was as follows:

Auditors	For the review of the December 31, 2009 financial statements	$ 500
Internal accountant	For preparation of the working papers for the various year ends and each of quarterly periods	10,342
Office expenses	Unpaid amounts for photocopying, fax and courier	564
	Total accounts payable to third parties – December 31, 2009	$ 11,406

Total shareholders’ deficiency as at December 31, 2009 is a negative balance of $23,779.  Total shares outstanding, as at December 31, 2009, was 4,541,000.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are extremely weak since we have only two directors and they are also the only officers of our Company.   Everything, at the present time, is undertaken by either Messrs. Jose Madappilly or Jaiju Makiakal and therefore, in effect, there are no controls over any of our transactions.

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer. Only having the two directors and officers makes it difficult to encourage efficiency in internal control.

ITEM 4A.                      CONTROLS AND PROCEDURES

There were no material changes in the Company’s internal controls or in other factors that could materially affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions other than discussed in Item 4 above.

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

Presently we have accumulated losses of $100,879 since our inception on July 24, 2007 and our working capital is a negative position of $23,779.   With our working capital it means that we will either have to raise funds through a sale of our common shares, ask our directors and officers to offer personally guarantees for debt financing from a lending institution or else the officers and directors will have to advance money to us so that we can continue in operations.   In short, our current cash position will not last us for more than a few months.

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

Our Company was incorporated in 2007, and has not undertaken any exploration, nor has it generated any revenues.  We do not have an exploration history against which one can assess the future prospects of our Company.  To December 31, 2009, we have incurred a loss of $100,879.  Whether we will generate income or a positive cash flow will be dependent upon our capacity to find economically viable reserves on the Bhavnagar and control of our operating costs.

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

SWEETWATER RESOURCES, INC.
(Registrant)

Date: February 3, 2010	JOSE MADAPPILLY
Chief Executive Officer, President and Director

Date: February 3, 2010	JAIJU MAKIAKAL
Chief Financial Officer, Secretary and Director