Form 10-K
period 2010-03-31
Sweetwater Resources, Inc.
filed 2010-06-21
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

June 1, 2010: 4,541,000 common shares

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

Presently we have accumulated losses of $109,108 since our inception on July 24, 2007 and our working capital deficiency is $28,108.  This will mean we will either have to raise funds through a sale of our common shares, ask our directors and officers to offer personally guarantees for debt financing from a lending institution or else the officers and directors will have to advance money to us so that we can continue in operations.   In short, our current cash position will not last us for more than a few more months; if that.

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

Our Company was incorporated in 2007, and has undertaken limited exploration work, nor has it generated any revenues.  We do not have an exploration history against which one can assess the future prospects of our Company.  To March 31, 2010, we have incurred a loss of $109,108.  Whether we will generate income or a positive cash flow will be dependent upon our capacity to find economically viable reserves on the Bhavnagar and control of our operating costs.

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

ITEM 2.  PROPERTIES

Our Company has made no revenue since its inception on July 24, 2007.  During the 2010 or 2011 we will be conducting research in the form of exploration on our Bhavnagar claim located in the Republic of India.  We have a 100% interest in the mineral rights on the Bhavnagar claim which we acquired from Bhindi Mines LLC, an unrelated limited liability company having its registered office at Bhopal, India for $5,000, on November 1, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Sweetwater has not yet held an annual general meeting of its stockholders since its inception but is planning to do so during the latter part of 2010 or early 2011.

PART l l

ITEM 5.  MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SHARES

The Company is quoted on the OTCBB under the symbol of SWTR.  There have been no trades in the shares of the Company since it was quoted.

Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.

As at March 31, 2010, the Company had 42 shareholders; two of these shareholders are an officers and director of the Company.

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

The following financial information summarizes the more complete historical financial information found in our audited financial statements contained elsewhere in this Form 10-K:

Since inception to March 31, 2010
Statement of Expenses Information

Revenue	$ -
Net losses
Net operating expenses	(109,108)
Exploration costs	12,642
General and administrative	96,466

As at March 31, 2010
Balance Sheet Information

Cash	$ 1,948
Total assets	1,948
Total liabilities	30,056
Shareholders’ deficiency	(28,108)

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

As of March 31, 2010, our total assets were $1,948 consisting sole of cash and our total liabilities to third party creditors was $15,231 and amounts owed to our directors was $14,825.

Our capital commitments for the next twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program are estimated as follows:

Expenses	Amount	Description

Accounting	$ 3,750
    Fees to the independent accountant for preparing the working papers for the quarters ended for June, 30, September 30 and December 31, 2010 and annual financial statements as at March 31, 2011 for submission to our auditors.

Audit	4,550	Review of the quarterly financial statements for June 30, September 30 and December 31, 2010 and audit of the annual financial statements for the year ended March 31, 2011.
Edgarzing fees	1,000	Filing Form 10-Qs and K.
Exploration	8,526	Balance of Phase I as per the Raman Mistry’s report.
Filing fees	375	Annual fee to the Secretary of State for Nevada and business license.
Miscellaneous	1,000	Accrual for expenses not known at this time.
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,200	Annual fee of $500 and estimated miscellaneous charges of $700
Estimated expenses	$ 20,901

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President who is one of our controlling shareholders.  Our total requirement for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$ 20,901
Add: Accounts payable to third parties	15,231
36,132
Deduct: Cash on hand as at March 31, 2010	(1,948)
Estimated cash requirements for the next twelve months	$ 34,184

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

Results of Operations for the Period ended March 31, 2010.

For the period from July 24, 2007 (date of inception) to March 31, 2010, we had a net loss of $109,108.   This represents a net loss of $0.02 per share for the period based on a weighted average number of shares outstanding of 4,541,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing our Company, undertaking audits, general office expenses, accruing management fees, rent and telephone which can be broken down as follows:

Expense	Inception to March 31,2010	Description

Accounting and audit	$ 22,667	Preparation of working papers ($5,692) for submission to our independent accountants for examination and/or of the financial statements ($8,000)
Consulting	5,000	Assisting in organizing the company and seeking out the Bhavnagar.
Exploration Expenses	12,642	Acquiring the Bhavnagar ($5,000), advance on Phase I exploration program ($5,000) and obtaining certificates for the Company to do business as a mining company in India in the amount of $1,321.
Filing fees	153	Obtaining the CUSIP number
Incorporation costs	870	Incorporation costs paid to the State of Nevada.
Legal	22,512	Legal expenses relating to the preparation of this prospectus, administering the Company’s trust account and various other legal services as required.
Management Fees	29,000
The Company does not pay management fees to its directors and officers but realizes there is a cost associated with their services to the Company and therefore accrues $1,000 a month in recognition of this service.   The credit is allocated to Capital in Excess of Par Value.   These expenses will never be paid out in cash or shares to any of the directors or officers.

Office and general	3,612	General office expenses.
Rent	5,800
The Company as its office the private residence of its President but does not pay him any money.   Nevertheless it gives recognition to rent expense by accruing $200 per month with an offsetting credit to Capital in Excess of Par Value.

Telephone	2,900	Similar to management fees and rent the Company accrues $100 per month for telephone with the credit being applied to Capital in Excess of Par Value.
Transfer agent’s fees	3,952	Issuance of share certificates and termination fee in changing of transfer agents during the year.

Total expenses	$ 109,108

When deducing the non-cash expense, being management fees, rent and telephone, the Company has paid and has payable expenses of $71,408.

Balance Sheet

As at March 31, 2010 our total cash and cash equivalents was $1,948.  Our working capital deficiency as at March 31, 2010 was $28,108.

Our accounts payable to third parties as at March 31, 2010 was as follows:

Auditors	Examination of March 31, 2010 financial statements	$ 2,750
Internal accountant	Preparation of working papers for quarterly reports, tax returns and other documents required by management	11,917
Office expense	Photocopying, fax, courier and general office supplies	564
	Total	$ 15,231

Total shareholders’ deficiency as at March 31, 2010 is $28,108.  Total shares outstanding, as at March 31, 2010, was 4,541,000.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended March 31, 2010 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

\ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended March 31, 2010, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

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

Internal control is what the Company needs to meet its goal on a on-going basis and if it does so there is the possibility of it achieving success.

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

As of March 31, 2010 (“Evaluation Date”), the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended March 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Jose Madappilly	Chief Executive Officer, President and Director (1)	40

Dr. Jaiju Maliakal	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	38

(1)	Jose Madappilly was appointed a Director, President and Chief Executive Officer on July 25, 2007.

(2)	Dr. Jaiji Maliakal was appointed a Director, Secretary/Treasurer and Chief Financial Officer on July 25, 2007.

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

None of our officers and directors work full time for our Company.  It is expected that Jose Madappilly will spend approximately 10 hours a month on the affairs of our Company.   As Secretary Treasurer, Dr. Jaiju Maliakal spends approximately 5 hours per month on affairs of our Company.

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

Executive Compensation

General Philosophy

Our Company’s Board of Directors is responsible for establishing and administering the Company’s executive and directors’ compensation.   To date none of our directors and officers have been paid any money or received any other compensation.   As mentioned above, the Company gives recognition to the services the Company performs on behalf of the Company by accruing each month as an expense management fees with an offsetting credit to Capital in Excess of Par Value.    As at March 31, 2010 the Company expenses $12,000 as management fees.

Directors are not compensated if they attend Directors’ Meetings.   Any out-of-pocket costs paid by them on behalf of the Company is reimbursed to them including any travel and entertainment charges.

ITEM 11.      EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by or paid to our Chief Executive Officer and other executive officers, during the past three years.

Directors’ Compenstion

Name and Principal Position	Year	Fee earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Compensation Earnings ($)	All other Compensation ($)	Total ($)

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)

Jose Madappilly Chief Executive Officer	2007 2008 2009 2010	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Jaiju Maliakal Chief Financail Officer	2007 2008 2009 2010	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at May 15, 2010, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

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

Future Sales by Existing Shareholders

As of May 15, 2010, there are a total of 4,451,000 shares of our common stock are issued and outstanding. Of these all 4,451,000, being 100%. Under our effective registration statement, we registered 1,166,000 shares, being 25.6% of our issued shares leaving 3,375,000 shares, being 74.4% of our shares, as restricted shares.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended March 31, 2010 for professional services for the review of the quarterly financial statements as at June 30, September 30 and December 31, 2009, annual financial statements as of March 31, 2010 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended June 30, September 30 and December 31, 2009 and $2,750 for the audit of March 31, 2010.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Sweetwater’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in March 31, 2010 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to March 31, 2010 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

PART IV

ITEM 13. EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

(a)  (1)                         Financial Statements.  The following financial statements are included in this report:

Statement of Cash Flows for the years ended March 31, 2010 and 2009 and for the period from July 24, 2007 (date of inception) to March 31, 2010	38

Notes to the Financial Statements	39

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Corporate Charter (incorporated by reference from Sweetwater’s Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339)

3.2	Articles of Incorporation (incorporated by reference from Sweetwater’s Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339)

3.3	By-laws (incorporated by reference from Sweetwater’s Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339)

5	Stock Specimen (incorporated by reference from Sweetwater’s Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Sweetwater’s Registration Statement on Form S-1 filed on June 2, 2008 Registration No. 333-151339)

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized

SWEETWATER RESOURCES, INC.
(Registrant)

By:   JOSE MADAPPILLY
Jose Madappilly
Chief Executive Officer,
President and Director

Date: June 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   JOSE MADAPPILLY
Jose Madappilly
Chief Executive Officer,
President and Director

Date: June 18, 2010

By: JAIJU MALIAKAL
Jaiju Maliakal
Chief Accounting Officer,
Chief Financial Officer and Director

Dated:  June 18, 2010

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Sweetwater Resources, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balances sheets of Sweetwater Resources, Inc. (pre-exploration stage company) at March 31, 2010 and 2009 and the related statements of operations, stockholders' deficiency, and cash flows for years ended March 31, 2010 and 2009 and for the period July 24, 2007 (date of inception) to March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sweetwater Resources, Inc. (pre-exploration stage company) as at March 31, 2010 and 2009 and the related statements of operations, stockholders’ deficiency and cash flows for years ended March 31, 2010 and 2009 and for the period July 24, 2007 (date of inception) to March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”
May 25, 2010

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	March 31, 2010	March 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 1,948	$ 3,223

Total Current Assets	$ 1,948	$ 3,223

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 15,231	$ 10,431
Accounts payable – related parties	14,825	9,947

Total Current Liabilities	30,056	20,378

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
4,541,000 shares issued and outstanding	4,541	4,541
Capital in excess of par value	76,459	60,859
Deficit accumulated during the pre-exploration stage	(109,108)	(82,555)

Total Stockholders’ (Deficiency) Equity	(28,108)	(17,155)

	$ 1,948	$ 3,223

The accompanying notes are an integral part of these financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the years ended March 31, 2010 and 2009 and for the period from July 24, 2007 (date of inception) to March 31, 2010

	March 31, 2010	March 31, 2009	From July 24, 2007 (date of inception) to March 31, 2010

REVENUES	$ -	$ -	$ -

EXPENSES

Accounting and audit	8,975	9,617	22,667
Consulting	-	-	5,000
Exploration expenses	1,321	-	12,642
Filing fees	-	153	153
Incorporation costs	-	-	870
Legal	-	7,799	22,512
Management fees	12,000	12,000	29,000
Office	293	2,615	3,612
Rent	2,400	2,400	5,800
Telephone	1,200	1,200	2,900
Transfer agent’s fees	364	3,588	3,952

NET LOSS FROM OPERATIONS	$ (26,553)	$ (39,372)	$ (109,108)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.01)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	4,541,000	4,541,000

The accompanying notes are an integral part of these financial statements.

SWEETWATER RESOURCES, INC.
 (Pre-Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Period July 24, 2007 (date of inception) to March 31, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance July 24, 2007	-	$ -	$ -	$ -

Issuance of common shares for cash at $.001 – October 31, 2007	3,750,000	3,750	-	-

Issuance of common shares for cash at $.05 – January 31, 2008	791,000	791	38,759	-

Capital contributions – expenses	-	-	6,500	-

Net operating loss for the period July 24, 2007 (date of Inception) to March 31, 2008	-	-	-	(43,183)

Balance as at March 31, 2008	4,541,000	4,541	45,259	(43,183)

Capital contributions – expenses	-	-	15,600

Net operating loss for the year ended March 31, 2009	-	-	-	(39,372)

Balance as at March 31, 2009	4,541,000	4,541	60,859	(82,555)

Capital contributions – expenses	-	-	15,600	-

Net operating loss for the year ended March 31, 2010	-	-	-	(26,553)

Balance as at March 31, 2010	4,541,000	$ 4,541	$ 76,459	$ (109,108)

The accompanying notes are an integral part of these financial statements

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the years ended March 31, 2010 and 2009 and for the period from July 24, 2007 (date of inception) to March 31, 2010

	March 31, 2010	March 31, 2009	From July 24, 2007 (date of inception) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (26,553)	$ (39,372)	$ (109,108)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	15,600	15,600	37,700
Changes in accounts payable	4,800	6,220	15,231

Net Cash Provided (Used) in Operations	(6,153)	(17,552)	(56,177)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	4,878	7,279	14,825
Proceeds from issuance of common stock	-	-	43,300

Net Cash from financing operations	4,878	7,279	58,125

Net (Decrease) Increase in Cash	(1,275)	(10,273)	1,948

Cash at Beginning of Period	3,223	13,496	-

CASH AT END OF PERIOD	$ 1,948	$ 3,223	$ 1, 948

The accompanying notes are an integral part of these financial statements

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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

On March 31, 2010, the Company had a net operating loss carry forward of $109,108 for income tax purposes.  The tax benefit of approximately $27,300 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.   The losses will expire in 2030.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
March 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Mineral Property Acquisition Costs

Cost of acquisition and option costs of mineral rights are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.   Cost incurred to maintain current production or to maintain assets on a standby basis are charged to operations.   If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs including related property and equipment costs.   To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules.  Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment.   The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests when proven and probable reserves have been identified, due to lower level of confidence that the identified mineralized material can ultimately be mined economically.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
March 31, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The acquisition costs have been impaired and expensed because there has been no exploration activities nor has there been any reserves established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs might not be recoverable.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $14,825 and have made contributions to capital of $37,700 in the form of expenses paid for the Company.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet through May 25, 2010 and has found no material subsequent events to report.