Form 10-Q
period 2010-06-30
Sweetwater Resources, Inc.
filed 2010-07-09
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

July 8, 2010: 4,541,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sweetwater Resources, Inc. (Pre-exploration stage company) at June 30, 2010 (with comparative figures as at March 31, 2010) and the statement of operations for the three months ended June 30, 2010 and 2009 and for the period from July 24, 2007 (date of inception) to June 30, 2010 and the statement of cash flows for the three months ended June 30, 2010 and 2009 and for the period from July 24, 2007 (date of inception) to June 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending March 31, 2011.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	June 30, 2010	March 31, 2010
ASSETS

CURRENT ASSETS

Cash	$ 1,948	$ 1,948

Total Current Assets	$ 1,948	$ 1,948

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 14,131	$ 15,231
Accounts payable – related parties	17,673	14,825

Total Current Liabilities	31,804	30,056

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
4,541,000 shares issued and outstanding	4,541	4,541
Capital in excess of par value	80,359	76,459
Deficit accumulated during the pre-exploration stage	(114,756)	(109,108)

Total Stockholders’ Deficiency	(29,856)	(28,108)

	$ 1,948	$ 1,948

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended June 30, 2010 and 2009 and for the period from July 24, 2007 (date of inception) to June 30, 2010

(Unaudited – Prepared by Management)

	Three months ended June 30, 2010	Three months ended June 30, 2009	From July 24, 2007 (date of inception) to June 30, 2010

REVENUES	$ -	$ -	$ -

EXPENSES

Accounting and audit	1,650	1,550	24,317
Consulting	-	-	5,000
Exploration expenses	-	1,321	12,642
Filing fees	-	-	153
Incorporation costs	-	-	870
Legal	-	-	22,512
Management fees	3,000	3,000	32,000
Office	98	63	3,710
Rent	600	600	6,400
Telephone	300	300	3,200
Transfer agent’s fees	-	-	3,952

NET LOSS FROM OPERATIONS	$(5,648)	$(6,834)	$(114,756)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	4,541,000	4,541,000

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended June 30, 2010 and 2009 and period from July 24, 2007 (date of inception) to June 30, 2010

(Unaudited – Prepared by Management)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	From July 24, 2007 (date of inception) June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (5,648)	$ (6,834)	$ (114,756)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	3,900	3,900	41,600
Changes in accounts payable	(1,100)	(1,259)	14,131
Net Cash Provided (Used) in Operations	(2,848)	(4,193)	(59,025)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	2,848	3,884	17,673
Proceeds from issuance of common stock	-	-	43,300
	2,848	3,884	60,973

Net Increase in Cash	-	(309)	1,948

Cash at Beginning of Period	1,948	3,223	-

CASH AT END OF PERIOD	$ 1,948	$ 2,914	$ 1,948

The accompanying notes are an integral part of these unaudited financial statements

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
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

On June 30, 2010 the Company had a net operating loss carry forward of $114,756 for income tax purposes.  The tax benefit of approximately $34,400 from the loss carry forward

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.   The losses will expire in 2030.

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

(Unaudited – Prepared by Management)

3.           AQUISITION OF MINERAL CLAIM

The Company acquired  a mineral claim known as the Bhavnagar Gold Claim located near Surat in the Republic of India for $5,000 from Bhindi Mines LLC, an unrelated company located at Bhopol, India.  The claim, under Indian mineral law, remains in good standing until such time as the Company abandons it.

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs might not be recoverable.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The officers-directors have acquired 83% of the common stock issued and have made no interest, demand loans to the Company of $17,673 and have made contributions to capital of $41,600 in the form of expenses paid for the Company.

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date of the filing of this Form 10-Q and has found no material subsequent events to report.

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

As of June 30, 2010, our total assets were $1,948 consisting sole of cash and our total liabilities to third party creditors was $14,131 and amounts owed to our directors was $17,673.  This gives us a working capital deficiency of $29,856 if we paid all our outstanding payables including amounts due to our directors.

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

Audit	4,550	Review of the quarterly financial statements for June 30, September 30 and December 31 and audit of the annual financial statements for the year ended March 31.
Edgarzing fees	1,000	Filing this Form 10-Q and other Form 10-Qs and 10-K.
Filing fees	375	Annual fee to the Secretary of State for Nevada including business license
Miscellaneous	1,000	Accrual for expenses not known at this time.
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
	$ 13,150

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President who is one of our controlling shareholders.  Our total requirement for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$ 13,150
Add: Accounts payable to third parties	14,131
27,281
Deduct: Cash on hand as at June 30, 2010	(1,948)
Estimated cash requirements for the next twelve months	$ 25,333

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

Results of Operations for the Period ended June 30, 2010.

For the period from July 24, 2007 (date of inception) to June 30, 2010, we had a net loss of $114,756   This represents a net loss of $0.02 per share for the period based on a weighted average number of shares outstanding of 4,541,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing our Company, undertaking audits, exploration expenses, general office expenses, consulting and legal fees for preparation of our effective prospectus, accruing management fees, rent and telephone which can be broken down as follows:

Expense	Inception to June 30, 2010	Description

Accounting and audit	$ 24,317	Preparation of working papers for September 30, December 31, March 31 and June 30 for submission to our independent accountants for examination and/or audit of the financial statements
Consulting	5,000	Assisting in organizing the company and seeking out the Bhavnagar.
Exploration Expenses	12,642
Acquiring the Bhavnagar ($5,000), advance on Phase I exploration program ($5,000) and obtaining certificates for the Company to do business as a mining company in India ($1,321 for each of 2008 and 2009).

Filing fees	153	Obtaining CUSIP number and wire fee charges.
Incorporation costs	870	Incorporation costs paid to the State of Nevada.
Legal	22,512	Legal expenses relating to the preparation of Form S-1, administering the Company’s trust account and various other legal services as required.
Management Fees	32,000
The Company does not pay management fees to its directors and officers but realizes there is a cost associated with their services to the Company and therefore accrues $1,000 a month in recognition of this service.   The credit is allocated to Capital in Excess of Par Value.   These expenses will never be paid out in cash or shares to any of the directors or officers.

Office and general	3,710	General office expenses.
Rent	6,400
The Company as its office the private residence of its President but does not pay him any money.   Nevertheless it gives recognition to rent expense by accruing $200 per month with an offsetting credit to Capital in Excess of Par Value.

Telephone	3,200	Similar to management fees and rent the Company accrues $100 per month for telephone with the credit being applied to Capital in Excess of Par Value.
Transfer agent’s fees	3,952	Preparation of share certificates for the shareholders

Total expenses	$ 114,756

When deducting the non-cash expense, being management fees, rent and telephone, the Company has paid and payable expenses of $73,156.

Balance Sheet

As at June 30, 2010 our total cash and cash equivalents was $1,948.  Our working capital deficiency as at June 30, 2010 was $29,856.

Our accounts payable to third parties as at June 30, 2010 was as follows:

Auditors	For the review of the June 30, 2010 financial statements	$ 600
Internal accountant	For preparation of the working papers for the various year ends and each of quarterly periods	12,967
Office expenses	Unpaid amounts for photocopying, fax and courier	564
	Total accounts payable to third parties – June 30, 2010	$ 14,131

Total shareholders’ deficiency as at June 30, 2010 is a negative balance of $29,856.  Total shares outstanding, as at June 30, 2010, was 4,541,000.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of Sweetwater’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at June 30, 2010 (the “Evaluation Date”).  Our management has concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as indicated in the following paragraphs.

As of June 30, 2010, the management of Sweetwater assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended June 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

Under Rule 13a-15(e)/15d-15(e); Regulation S-K, Item 307, the SEC states that “disclosure controls and procedures” have the following characteristics:

●	designed to ensure disclosure of information that is required to be disclosed in the reports that Sweetwater files or submits under the Exchange Act;

●	recorded, processed, summarized and reported with the time period required by the SEC’s rules and forms; and

●	accumulated and communicated to management to allow them to make timely decisions about the required disclosures.

Realizing Sweetwater’s internal control is not effective Sweetwater’s management believes that its financial statements contained in its Quarterly Report on Form 10-Q for the three months ended June 30, 2010 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Sweetwater’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at June 30, 2010, Sweetwater did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Sweetwater a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the quarterly closing process, management has concluded that the controls over the quarter-end financial reporting process were not operating effectively.   A material weakness in the quarter-end financial reporting process could result in Sweetwater not been able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Sweetwater maintaining an insufficient complement of personal to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4T	CONTROLS AND PROCEDURES

There were no changes in Sweetwater’s internal controls over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to material affect, Sweetwater’s internal control over financial reporting.

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

Presently we have accumulated losses of $114,756 since our inception on July 24, 2007 and our working capital is a negative position of $29,856.   With our working capital it means that we will either have to raise funds through a sale of our common shares, ask our directors and officers to offer personally guarantees for debt financing from a lending institution or else the officers and directors will have to advance money to us so that we can continue in operations.   In short, our current cash position will not last us for more than a few months.

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

Our Company was incorporated in 2007, and has not undertaken any exploration, nor has it generated any revenues.  We do not have an exploration history against which one can assess the future prospects of our Company.  To June 30, 2010, we have incurred a loss of $114,756.  Whether we will generate income or a positive cash flow will be dependent upon our capacity to find economically viable reserves on the Bhavnagar and control of our operating costs.

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

SWEETWATER RESOURCES, INC.
(Registrant)

Date: July 8, 2010	JOSE MADAPPILLY
Chief Executive Officer, President and Director

Date: July 8, 2010	JAIJU MAKIAKAL
Chief Financial Officer, Secretary and Director