Form 10-Q
period 2010-09-30
Sweetwater Resources, Inc.
filed 2010-11-05
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

October 31, 2010: 113,525,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2010 and March 31, 2010	4

	Statement of Operations For the three and six months ended September 30, 2010 and 2009 and for the period from July 24, 2007 (Date of Inception) to September 30, 2010	5

	Statement of Cash Flows For the six months ended September 30, 2010 and 2009 and for the period from July 24, 2007 (Date of Inception) to September 30, 2010	6

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	18

ITEM 4.	Controls and Procedures	19

ITEM 4T	Controls and Procedures	20

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 1A	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	23

	SIGNATURES.	25

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sweetwater Resources, Inc. (Pre-exploration stage company) at September 30, 2010 (with comparative figures as at March 31, 2010) and the statement of operations for the three and six months ended September 30, 2010 and 2009 and for the period from July 24, 2007 (date of inception) to September 30, 2010 and the statement of cash flows for the six months ended September 30, 2010 and 2009 and for the period from July 24, 2007 (date of inception) to September 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending March 31, 2011.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited)

	September 30, 2010	March 31, 2010
ASSETS

CURRENT ASSETS

Cash	$ 1,948	$ 1,948

Total Current Assets	$ 1,948	$ 1,948

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 13,530	$ 15,231
Advances from related parties	22,922	14,825

Total Current Liabilities	36,452	30,056

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
113,525,000 shares issued and outstanding	113,525	113,525
Capital in excess of par value	(24,725)	(32,525)
Deficit accumulated during the pre-exploration stage	(123,304)	(109,108)

Total Stockholders’ Deficiency	(34,504)	(28,108)

	$ 1,948	$ 1,948

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and six months ended September 30, 2010 and 2009 and for the period from July 24, 2007 (date of inception) to September 30, 2010

(Unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009	From July 24, 2007 (date of inception) to September 30, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Accounting and audit	-	1,550	1,650	3,100	24,317
Consulting	-	-	-	-	5,000
Exploration costs	-	-	-	1,321	7,642
Filing fees	-	-	-	-	153
Impairment of mineral claim acquisition costs	-	-	-	-	5,000
Incorporation costs	-	-	-	-	870
Legal	2,659	-	2,659	-	25,171
Management fees	3,000	3,000	6,000	6,000	35,000
Office	80	171	178	234	3,790
Rent	600	600	1,200	1,200	7,000
Telephone	300	300	600	600	3,500
Transfer agent’s fees	1,909	364	1,909	364	5,861

NET LOSS	$(8,548)	$(5,985)	$ (14,196)	$ (12,819)	$(123,304)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	113,525,000	113,525,000	113,525,000	113,525,000

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the six months ended September 30, 2010 and 2009 and period from July 24, 2007 (date of inception) to September 30, 2010

(Unaudited)

	For the six months ended Sept. 30, 2010	For the six months ended Sept. 30, 2009	From July 24, 2007 (date of inception) Sept. 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (14,196)	$ (12,819)	$ (123,304)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – noncash expenses	7,800	7,800	45,500
Changes in accounts payable	(1,701)	(74)	13,530
Net Cash (Used) in Operations	(8,097)	(5,093)	(64,274)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	8,097	4,784	22,922
Proceeds from issuance of common stock	-	-	43,300
Net cash provided by financing activities	8,097	4,784	66,222

Net Increase in Cash	-	(309)	1,948

Cash at Beginning of Period	1,948	3,223	-

CASH AT END OF PERIOD	$ 1,948	$ 2,914	$ 1,948

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – noncash expenses	$ 7,800	$ 7,800	$ 45,500

The accompanying notes are an integral part of these unaudited financial statements

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

On September 30, 2010 the Company had a net operating loss carry forward of $123,304 for income tax purposes.  The tax benefit of approximately $37,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.   The losses will expire in 2030.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Various factors could impact our ability to achieve forecasted production schedules.  Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Mineral Property Acquisition Costs - Continued

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

Reclassification

Certain of the prior period’s figures have been reclassified to conform with the current period’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

(Unaudited)

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On September 30, 2010, officers-directors and their families have acquired 83% of the common capital stock issued, have made advances of $22,923, and have made contributions to capital in the form of noncash expenses in the amount of $45,500.

5.           CAPITAL STOCK

On October 31, 2007, Company completed a private placement consisting of 93,750,000 post split common shares sold to directors and officers for a total consideration of $3,750.  On January 31, 2008, the Company completed a private placement of 19,775,000 post split common shares for a total consideration of $39,550.

On July 16, 2010, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 24 new shares for one existing share of common stock presently held (the “Forward Split”).   As a result of the Forward Split every one outstanding share of common stock was increased to twenty-five shares of common stock.  As at September 30, 2010, there were 113,525,000 common shares issued and outstanding. The 113,525,000 post split common shares are shown as split from the date of inception.

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

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events through to November 3, 2010 which is the date the financial statements were issued.

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

In order to write his report, Mr. Mistry reviewed historical and current geological reports of the area and of the Bhavnagar claim and visited the area between November 17 and 19, 2007 for the purpose of evaluating the exploration potential of the Bhavnagar. The reports by previous qualified persons as presented from a literature search of the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of India in its annual reports, papers, Geological Survey maps and assessment reports provide most of the technical basis for his report.  His report, dated November 22, 2007, is summarized below:

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

India has a large number of economically useful minerals and they constitute one-quarter of the world's known mineral resources. India is a country rich in mineral resources. A major portion of the country is composed of Precambrian rocks which have hosted major gold discoveries worldwide. There were over a hundred gold mining centers in the early part of last century. Today India’s annual primary gold mine output is only between 2 and 3 tons. India is the land of the world famous Kolar Gold Fields and the largest consumer of gold.

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

As of September 30, 2010, our total assets were $1,948 consisting solely of cash and our total liabilities to third party creditors was $13,530 and amounts owed to our directors was $22,922.  This gives us a working capital deficiency of $34,504 if we paid all our outstanding payables including amounts due to our directors.

Our capital commitments for the next twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program are estimated as follows:

Expenses	Amount	Description

Accounting	$ 4,725
    Fees to the independent accountant for preparing the working papers for the quarters ended for September 30 and December 31, 2010, June 20, 2011 and annual financial statements as at March 31, 2011 for submission to our auditors.

Audit	4,550	Review of the quarterly financial statements for September 30, December 31, 2010, June 30, 2011 and audit of the annual financial statements for the year ended March 31, 2011.
Edgarzing fees	1,000	Filing this Form 10-Q and other Form 10-Qs and 10-K.
Filing fees	375	Annual fee to the Secretary of State for Nevada including business license
Miscellaneous	1,000	Accrual for expenses not known at this time.
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
	$ 13,150

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President who is one of our controlling shareholders.  Our total requirement for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$ 13,150
Add: Accounts payable to third parties	13,530
26,680
Deduct: Cash on hand as at September 30, 2010	(1,948)
Estimated cash requirements for the next twelve months	$ 24,732

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

Results of Operations for the Period ended September 30, 2010.

For the period from July 24, 2007 (date of inception) to September 30, 2010, we had a net loss of $123,304.   This represents a net loss of $0.00 per share for the period based on a weighted average number of shares outstanding of 113,525,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing our Company, undertaking audits, exploration expenses, general office expenses, consulting and legal fees for preparation of our effective prospectus, accruing management fees, rent and telephone which can be broken down as follows:

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

Filing fees	153	Obtaining CUSIP number and wire fee charges.
Incorporation costs	870	Incorporation costs paid to the State of Nevada.
Legal	25,171	Legal expenses relating to the preparation of Form S-1, administering the Company’s trust account and various other legal services as required.
Management Fees	35,000
The Company does not pay management fees to its directors and officers but realizes there is a cost associated with their services to the Company and therefore accrues $1,000 a month in recognition of this service.   The credit is allocated to Capital in Excess of Par Value.   These expenses will never be paid out in cash or shares to any of the directors or officers.

Office and general	3,790	General office expenses.
Rent	7,000
The Company as its office the private residence of its President but does not pay him any money.   Nevertheless it gives recognition to rent expense by accruing $200 per month with an offsetting credit to Capital in Excess of Par Value.

Telephone	3,500	Similar to management fees and rent the Company accrues $100 per month for telephone with the credit being applied to Capital in Excess of Par Value.
Transfer agent’s fees	5,861	Preparation of share certificates for the shareholders

Total expenses	$ 123,304

When deducting the non-cash expense, being management fees, rent and telephone, the Company has paid and payable expenses of $77,804.

Balance Sheet

As at September 30, 2010 our total cash and cash equivalents was $1,948.  Our working capital deficiency as at September 30, 2010 was $34,504.

Our accounts payable to third parties as at September 30, 2010 was as follows:

Internal accountant	For preparation of the working papers for the various year ends and each of quarterly periods	12,966
Office expenses	Unpaid amounts for photocopying, fax and courier	564
	Total accounts payable to third parties – September 30, 2010	$ 13,530

Total shareholders’ deficiency as at September 30, 2010 is $34,504.  Total shares outstanding, as at September 30, 2010, was 113,525,000.

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

The number of shares subject to Rule 144 is 81,000,000.  Share certificates representing these shares have the appropriate legend affixed on them.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of Sweetwater’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at September 30, 2010 (the “Evaluation Date”).  Our management has concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as indicated in the following paragraphs.

As of September 30, 2010, the management of Sweetwater assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the six months ended September 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Realizing Sweetwater’s internal control is not effective Sweetwater’s management believes that its financial statements contained in its Quarterly Report on Form 10-Q for the six months ended September 30, 2010 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Sweetwater’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at September 30, 2010, Sweetwater did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Sweetwater a whistleblower policy is not necessary.

●
Due to a significant number and magnitude of out-of-period adjustments identified during the quarterly closing process, management has concluded that the controls over the quarter-end financial reporting process were not operating effectively.   A material weakness in the quarter-end financial reporting process could result in Sweetwater not being able to meet its regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future.   Management override of existing controls is possible given the small size of the organization and lack of personnel.

●
There is no system in place to review and monitor internal control over financial reporting.  This is due to Sweetwater maintaining an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4T	CONTROLS AND PROCEDURES

There were no changes in Sweetwater’s internal controls over financial reporting during the six months ended September 30, 2010 that have materially affected, or are reasonably likely to material affect, Sweetwater’s internal control over financial reporting.

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

Presently we have accumulated losses of $123,304 since our inception on July 24, 2007 and our working capital is a negative position of $34,504.   With our working capital it means that we will either have to raise funds through a sale of our common shares, ask our directors and officers to offer personally guarantees for debt financing from a lending institution or else the officers and directors will have to advance money to us so that we can continue in operations.   In short, our current cash position will not last us for more than a few months.

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

Our Company was incorporated in 2007, and has not undertaken any exploration, nor has it generated any revenues.  We do not have an exploration history against which one can assess the future prospects of our Company.  To September 30, 2010, we have incurred a loss of $123,304.  Whether we will generate income or a positive cash flow will be dependent upon our capacity to find economically viable reserves on the Bhavnagar and control of our operating costs.

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

SWEETWATER RESOURCES, INC.
(Registrant)

Date: November 3, 2010	JOSE MADAPPILLY
Chief Executive Officer, President and Director

Date: November 3, 2010	JAIJU MAKIAKAL
Chief Financial Officer, Secretary and Director