Form 10-Q
period 2010-12-31
Sweetwater Resources, Inc.
filed 2011-02-02
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 15, 2011: 113,525,000 common shares

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at December 31, 2010 and March 31, 2010	4

	Statement of Operations For the three and nine months ended December 31, 2010 and 2009 and for the period from July 24, 2007 (Date of Inception) to December 31, 2010	5

	Statement of Cash Flows For the nine months ended December 31, 2010 and 2009 and for the period from July 24, 2007 (Date of Inception) to December 31, 2010	6

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	18

ITEM 4.	Controls and Procedures	19

ITEM 4T	Controls and Procedures	20

PART 11.	OTHER INFORMATION	20

ITEM 1.	Legal Proceedings	20

ITEM 1A	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	23

	SIGNATURES.	25

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Sweetwater Resources, Inc. (Pre-exploration stage company) at December 31, 2010 (with comparative figures as at March 31, 2010) and the statement of operations for the three and nine months ended December 31, 2010 and 2009 and for the period from July 24, 2007 (date of inception) to December 31, 2010 and the statement of cash flows for the nine months ended December 31, 2010 and 2009 and for the period from July 24, 2007 (date of inception) to December 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that can be expected for the year ending March 31, 2011.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

Unaudited
	December 31, 2010	March 31, 2010

ASSETS

CURRENT ASSETS

Cash	$ 1,948	$ 1,948

Total Current Assets	$ 1,948	$ 1,948

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 14,652	$ 15,231
Advances from related parties	23,564	14,825

Total Current Liabilities	38,216	30,056

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
113,525,000 shares issued and outstanding	113,525	113,525
Capital in excess of par value	(24,725)	(32,525)
Deficit accumulated during the pre-exploration stage	(125,068)	(109,108)

Total Stockholders’ Deficiency	(36,268)	(28,108)

	$ 1,948	$ 1,948

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended December 31, 2010 and 2009 and for the period from July 24, 2007 (date of inception) to December 31, 2010
Unaudited

	Three months ended December 31, 2010	Three months ended December 31, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009	Date of Inception to December 31, 2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Accounting and audit	1,650	1,550	3,300	4,650	25,967
Consulting	-	-	-	-	5,000
Exploration costs	-	-	-	1,321	7,642
Filing fees	-	-	-	-	153
Impairment of mineral claim acquisition costs	-	-	-	-	5,000
Incorporation costs	-	-	-	-	870
Legal	-	-	2,659	-	25,171
Management fees	-	3,000	6,000	9,000	35,000
Office	113	55	292	289	3,904
Rent	-	600	1,200	1,800	7,000
Telephone	-	300	600	900	3,500
Transfer agent’s fees	-	-	1,909	364	5,861

NET LOSS	$(1,763)	$(5,505)	$ (15,960)	$ (18,324)	$(125,068)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	113,525,000	113,525,000	113,525,000	113,525,000

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended December 31, 2010 and 2009 and period from July 24, 2007 (date of inception) to December 31, 2010
Unaudited

	For the nine months ended Dec. 31, 2010	For the nine months ended Dec. 31, 2009	Date of Inception to December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (15,960)	$ (18,324)	$ (125,068)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – noncash expenses	7,800	11,700	45,500
Changes in accounts payable	(579)	975	14,652
Net Cash (Used) in Operations	8,739	(5,649)	(64,916)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	8,739	4,840	23,564
Proceeds from issuance of common stock	-	-	43,300
Net cash provided by financing activities	8,739	4,840	66,864

Net Increase in Cash	-	(809)	1,948

Cash at Beginning of Period	1,948	3,223	-

CASH AT END OF PERIOD	$ 1,948	$ 2,414	$ 1,948

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – noncash expenses	$ 7,800	$ 11,700	$ 45,500

The accompanying notes are an integral part of these unaudited financial statements

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010
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

On December 31, 2010 the Company had a net operating loss carry forward of $125,068 for income tax purposes.  The tax benefit of approximately $37,500 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.   The losses will begin to expire in 2027.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

Unaudited

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

Mineral Property Acquisition Costs

Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

Unaudited

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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
December 31, 2010

Unaudited

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

For the nine months ended December 31, 2010, a Director made advances of $8,739 to the Company.

On December 31, 2010, officers-directors and their families have acquired 83% of the common capital stock issued, have made advances of $23,564, and have made contributions to capital in the form of noncash expenses in the amount of $45,500.

5.           CAPITAL STOCK

On October 31, 2007, Company completed a private placement consisting of 93,750,000 post split common shares sold to directors and officers for a total consideration of $3,750.  On January 31, 2008, the Company completed a private placement of 19,775,000 post split common shares for a total consideration of $39,550.

On July 16, 2010, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 24 new shares for one existing share of common stock presently held (the “Forward Split”).   As a result of the Forward Split every one outstanding share of common stock was increased to twenty-five shares of common stock.  As at December 31, 2010, there were 113,525,000 common shares issued and outstanding. The 113,525,000 post split common shares are shown as split from the date of inception.

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

As of December 31, 2010, our total assets were $1,948 consisting solely of cash and our total liabilities to third party creditors was $14,652 and amounts owed to our directors was $23,564.  This gives us a working capital deficiency of $36,268 if we paid all our outstanding payables including amounts due to our directors.

Our capital commitments for the next twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program are estimated as follows:

Expenses	Amount	Description

Accounting	$ 3,725
Fees to the independent accountant for preparing the working papers for the quarters ended for  December 31, 2010, June 20, 2011, September 30, 2011 and annual financial statements as at March 31, 2011 for submission to our auditors.

Audit	5,700	Review of the quarterly financial statements for December 31, 2010, June 30, 2011, September 30, 2011 and audit of the annual financial statements for the year ended March 31, 2011.
Edgarzing fees	1,000	Filing this Form 10-Q and other Form 10-Qs and 10-K.
Filing fees	375	Annual fee to the Secretary of State for Nevada including business license
Miscellaneous	1,000	Accrual for expenses not known at this time.
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
	$ 13,300

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President who is one of our controlling shareholders.  Our total requirement for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$ 13,300
Add: Accounts payable to third parties	14,652
27,952
Deduct: Cash on hand as at September 30, 2010	(1,948)
Estimated cash requirements for the next twelve months	$ 26,004

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

Results of Operations for the Period ended December 31, 2010.

For the period from July 24, 2007 (date of inception) to December 31, 2010, we had a net loss of $125,068.   This represents a net loss of $0.00 per share for the period based on a weighted average number of shares outstanding of 113,525,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing our Company, undertaking audits, exploration expenses, general office expenses, consulting and legal fees for preparation of our effective prospectus, accruing management fees, rent and telephone which can be broken down as follows:

Expense	Inception to Dec. 31, 2010	Description

Accounting and audit	$ 25,967	Preparation of working papers for December 31, March 31, June 30 and September 30 for submission to our independent accountants for examination and/or audit of the financial statements
Consulting	5,000	Assisting in organizing the company and seeking out the Bhavnagar.
Exploration Expenses	12,642
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
The Company does not pay management fees to its directors and officers but realizes there is a cost associated with their services to the Company and therefore accrues $1,000 a month in recognition of this service.   The credit is allocated to Capital in Excess of Par Value.   These expenses will never be paid out in cash or shares to any of the directors or officers (*).

Office and general	3,903	General office expenses.
Rent	7,000
The Company as its office the private residence of its President but does not pay him any money.   Nevertheless it gives recognition to rent expense by accruing $200 per month with an offsetting credit to Capital in Excess of Par Value (*).

Telephone	3,500	Similar to management fees and rent the Company accrues $100 per month for telephone with the credit being applied to Capital in Excess of Par Value (*).
Transfer agent’s fees	5,861	Preparation of share certificates for the shareholders

Total expenses	$ 125,067

When deducting the non-cash expense, being management fees, rent and telephone, the Company has paid and payable expenses of $79,567.

(*)           The Company has discontinued the accounting practice of accruing management fees, rent and telephone effective during the current quarter.

Balance Sheet

As at December 31, 2010 our total cash and cash equivalents was $1,948.  Our working capital deficiency as at December 31, 2010 was $36,268.

Our accounts payable to third parties as at December 31, 2010 was as follows:

Internal accountant	For preparation of the working papers for the various year ends and each of quarterly periods	14,016
Office expenses	Unpaid amounts for photocopying, fax and courier	636
	Total accounts payable to third parties – December 31, 2010	$ 14,652

Total shareholders’ deficiency as at December 31, 2010 is $36,268.  Total shares outstanding, as at December 31, 2010, was 113,525,000.

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

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of Sweetwater’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at December 31, 2010 (the “Evaluation Date”).  Our management has concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as indicated in the following paragraphs.

As of December 31, 2010, the management of Sweetwater assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the nine months ended December 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Realizing Sweetwater’s internal control is not effective Sweetwater’s management believes that its financial statements contained in its Quarterly Report on Form 10-Q for the nine months ended December 31, 2010 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Sweetwater’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at December 31, 2010, Sweetwater did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Sweetwater a whistleblower policy is not necessary.

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

There were no changes in Sweetwater’s internal controls over financial reporting during the nine months ended December 31, 2010 that have materially affected, or are reasonably likely to material affect, Sweetwater’s internal control over financial reporting.

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

Presently we have accumulated losses of $125,068 since our inception on July 24, 2007 and our working capital is a negative position of $36,268.   With our working capital it means that we will either have to raise funds through a sale of our common shares, ask our directors and officers to offer personally guarantees for debt financing from a lending institution or else the officers and directors will have to advance money to us so that we can continue in operations.   In short, our current cash position will not last us for more than a few months.

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

Our Company was incorporated in 2007, and has not undertaken any exploration, nor has it generated any revenues.  We do not have an exploration history against which one can assess the future prospects of our Company.  To December 31, 2010, we have incurred a loss of $125,068.  Whether we will generate income or a positive cash flow will be dependent upon our capacity to find economically viable reserves on the Bhavnagar and control of our operating costs.

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

Because we have not put a mineral deposit into production before, we will have to acquire outside expertise.  If we are unable to acquire such expertise we may be unable to put Bhavnagar into production and you may lose your investment.  Management has no technical experience in mineral exploration or production.

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

SWEETWATER RESOURCES, INC.
(Registrant)

Date: February 1, 2011	JOSE MADAPPILLY
Chief Executive Officer, President and Director

Date: February 1, 2011	JAIJU MAKIAKAL
Chief Financial Officer, Secretary and Director