Form 10-K
period 2011-03-31
Sweetwater Resources, Inc.
filed 2011-06-08
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

May 20, 2011: 113,525,000 common shares

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

Presently we have accumulated losses of $127,131 since our inception on July 24, 2007 and our working capital deficiency is $38,331.  This will mean we will either have to raise funds through a sale of our common shares, ask our directors and officers to offer personally guarantees for debt financing from a lending institution or else the officers and directors will have to advance money to us so that we can continue in operations.   In short, our current cash position will not last us for more than a few more months; if that.

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

We are a pre-exploration stage company which is undertaking limited exploration, at this time, on the Bhavnagar.  Accordingly, we anticipate incurring operating losses into the foreseeable future.

Our Company was incorporated in 2007, and has undertaken limited exploration work, nor has it generated any revenues.  We do not have an exploration history against which one can assess the future prospects of our Company.  To March 31, 2011, we have incurred a loss of $127,131.  Whether we will generate income or a positive cash flow will be dependent upon our capacity to find economically viable reserves on the Bhavnagar and control of our operating costs.

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

If we are unable to raise funds for exploration, our proposed exploration plan will be delayed.  This may result in cessation or suspension of operations.  If we cease operations or if operations are suspended for indefinitely, we will go out of business and our shareholders will lose their entire investment in our Company.

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

Because mineral exploration and development activities are inherently risky, we may be subject to various hazards including environmental liabilities, adverse weather conditions, floods, cave-ins, and the like.  If such an event were to occur it may result in our shareholder losing their investment in our shares.

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

Even though our shares are quoted on the OTCBB, we might experience a lack of buying or selling which will not allow our shareholders to sell their shares when they want and at prices they desire.   Reasons for the lack of buying or selling could be the result of investors not desiring to purchase our shares, the stock markets overall are unfavorable to purchasing or selling shares or our Company cannot identify an ore body on the Bhavnagar.  On the other hand, our share prices might be volatile with wide fluctuations in response to the previous mentioned circumstances.   This also might restrict our shareholders from selling their investment in our shares at the price they wish.

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

ITEM 2.  PROPERTIES

Our Company has made no revenue since its inception on July 24, 2007.  During 2011 we will be conducting research in the form of exploration on our Bhavnagar claim located in the Republic of India.  We have a 100% interest in the mineral rights on the Bhavnagar claim which we acquired from Bhindi Mines LLC, an unrelated limited liability company having its registered office at Bhopal, India for $5,000, on November 1, 2007.

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

Bhavnagar Gold Mine
Pink: Asphalt Road
Light Blue: Gravel

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

Budget

The proposed budget for the recommended work in US dollars is $37,345 (INR 1,948,118) is as follows:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Sweetwater has not yet held an annual general meeting of its stockholders since its inception but is planning to do so during the early part of 2011.

PART l l

ITEM 5.  MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SHARES

The Company is quoted on the OTCBB under the symbol of SWTR.  There have been no trades in the shares of the Company since it was quoted.

Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.

As at March 31, 2011, the Company had 42 shareholders; two of these shareholders are officers and director of the Company.

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

The following financial information summarizes the more complete historical financial information found in our audited financial statements contained elsewhere in this Form 10-K:

Since inception to March 31, 2011
Statement of Operations Information

Revenue	$ -
Net loss	(127,131)
Exploration costs	7,642
Impairment loss on mineral claim	5,000
General and administrative	114,489

As at March 31, 2011
Balance Sheet Information

Cash	$ 1,948
Total assets	1,948
Total liabilities	40,279
Stockholders’ deficiency	(38,331)

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

The Bhavnagar is undeveloped raw land. We are in the process of exploring the Bhavnagar but have not had any results there to date.  If we encounter satisfactory results from our current exploration program we will extend our test to determine if a mineral body exists.   The chances of ever identifying a mineral body which can be commercially put into production is extremely remote.

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

We issued 93,750,000 shares (post dividend) of our common stock on October 31, 2007 for an aggregate purchase consideration of $3,750 (being at $0.001 per share).   These shares were issued pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. Our directors have provided us with various loans totalling $24,506. The amounts owed to our directors are non-interest bearing, unsecured and due on demand. Accordingly, the loans are classified as current liabilities.

As of March 31, 2011, our total assets were $1,948 consisting sole of cash and our total liabilities to third party creditors was $15,773 and amounts owed to our directors were $24,506.

Our capital commitments for the next twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program are estimated as follows:

Expenses	Amount	Description

Accounting	$ 5,040
    Fees to the independent accountant for preparing the working papers for the quarters ended for June, 30, September 30 and December 31, 2011 and annual financial statements as at March 31, 2012 for submission to our auditors.

Audit	5,700	Review of the quarterly financial statements for June 30, September 30 and December 31, 2011 and audit of the annual financial statements for the year ended March 31, 2012.
Exploration	884	Balance of Phase I as per the Raman Mistry’s report.
Filing fees	375	Annual fee to the Secretary of State for Nevada and business license.
Miscellaneous	1,000	Accrual for expenses not known at this time.
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,200	Annual fee of $500 and estimated miscellaneous charges of $700
Estimated expenses	$ 14,699

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President who is one of our controlling shareholders.  Our total requirement for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$ 14,699
Add: Accounts payable to third parties	15,773
30,472
Deduct: Cash on hand as at March 31, 2011	(1,948)
Estimated cash requirements for the next twelve months	$ 28,524

A comparison of current year’s expenses compared to prior year’s expenses is a follows:

	March 31, 2011	March 31, 2010	Reason for Differences

Accounting and audit	$ 5,220	$ 8,975	In prior year’s an accrual was made for accounting and audit but in the current year these fees were recognized only when the work was completed.
Exploration cost	-	1,321	No cost during current year
Legal	2,659	-	Legal fees to forward split the shares
Management fees	6,000	12,000	The Company discontinued the practice of accruing management fees with a credit to Capital in Excess of Par Value.
Office	335	293	General increase in cost of office supplies.

Rent	1,200	2,400	The Company discontinued the practice of accruing rent with an offsetting credit to Capital in Excess of Par Value.
Telephone	600	1,200	The Company discontinued the practice of accruing telephone with an offsetting credit to Capital in Excess of Par Value.
Transfer agent’s fees	2,009	364	Cost of issuance of share certificates for forward split of shares

NET LOSS	$ (18,023)	$ (26,553)

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

Results of Operations for the Period ended March 31, 2011.

For the period from July 24, 2007 (date of inception) to March 31, 2011, we had a net loss of $127,131.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing our Company, undertaking audits, general office expenses, accruing management fees, rent and telephone which can be broken down as follows:

Expense	Inception to March 31,2011	Description

Accounting and audit	$ 27,887	Preparation of working papers for submission to our independent accountants for examination and/or of the financial statements.
Consulting	5,000	Assisting in organizing the company and seeking out the Bhavnagar.
Exploration Expenses	7,642	<<Rick to add explanation here>>.
Impairment loss on mineral claim	5,000	Impairment of Bhavnagar mineral claim.
Filing fees	153	Obtaining the CUSIP number
Incorporation costs	870	Incorporation costs paid to the State of Nevada.
Legal	25,171	Legal expenses relating to the preparation of this prospectus, administering the Company’s trust account and various other legal services as required.
Management Fees	35,000
The Company does not pay management fees to its directors and officers but realizes there is a cost associated with their services to the Company and therefore accrues $1,000 a month in recognition of this service.   The credit is allocated to Capital in Excess of Par Value.   These expenses will never be paid out in cash or shares to any of the directors or officers.

Office and general	3,947	General office expenses.
Rent	7,000
The Company as its office the private residence of its President but does not pay him any money.   Nevertheless it gives recognition to rent expense by accruing $200 per month with an offsetting credit to Capital in Excess of Par Value.

Telephone	3,500	Similar to management fees and rent the Company accrues $100 per month for telephone with the credit being applied to Capital in Excess of Par Value.
Transfer agent’s fees	5,961	Issuance of share certificates and termination fee in changing of transfer agents during the year.

Total expenses	$ 127,131

When deducing the non-cash expense, being management fees, rent and telephone, the Company has paid and has payable expenses of $81,631.

Balance Sheet

As at March 31, 2011 our total cash was $1,948.  Our working capital deficiency as at March 31, 2011 was $38,331.

Our accounts payable to third parties as at March 31, 2011 was as follows:

Auditors	Examination of March 31, 2011 financial statements	$ NIL
Internal accountant	Preparation of working papers for quarterly reports, tax returns and other documents required by management	15,137
Office expense	Photocopying, fax, courier and general office supplies	636
	Total	$ 15,773

Total stockholders’ deficiency as at March 31, 2011 is $38,331.  Total shares outstanding, as at March 31, 2011, was 113,525,000.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, other than as described in the Risk Factors section of this Form 10-K.

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

The number of shares subject to Rule 144 is 84,375,000

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended March 31, 2011 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

\ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended March 31, 2011, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  Fortunately at this time loans from our directors and officers bear no interest and therefore there are no interest payments Sweetwater has to make.

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

As of March 31, 2011 (“Evaluation Date”), the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended March 31, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be addressed and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company it will facilitate better internal control procedures.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age

Jose Madappilly	Chief Executive Officer, President and Director (1)	41

Dr. Jaiju Maliakal	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	39

(1)	Jose Madappilly was appointed a Director, President and Chief Executive Officer on July 25, 2007.

(2)	Dr. Jaiji Maliakal was appointed a Director, Secretary/Treasurer and Chief Financial Officer on July 25, 2007.

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

Since our directors and officers do not have direct experience in exploration or mining we will rely on consultants to assist in the exploration of the Bhavnagar.  In particular we will engage a professional geologist on a consulting basis, together with an assistant(s).  Such geologist will be responsible for hiring and supervising, to conduct the Phase I exploration work to be undertaken on the Bhavnagar.  Being professionals and with knowledge of the exploration business for mineral properties they will be responsible for the completion of our exploration program.  They will not be full or part time employees since our exploration program will only last several weeks.

Family Relationships

Jose Madappilly and Jaiju Maliakal are not related.

Directorships

Neither Jose Madappilly nor Dr. Jaiju Maliakal are a director of another company registered under the Securities and Exchange Act of 1934.

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

Executive Compensation

General Philosophy

Our Company’s Board of Directors is responsible for establishing and administering the Company’s executive and directors’ compensation.   To date none of our directors and officers have been paid any money or received any other compensation.   As mentioned above, the Company gave recognition to the services the Company performs on behalf of the Company by accruing each month as an expense $1,000 as management fees with an offsetting credit to Capital in Excess of Par Value Until September 30, 2010 when this accrual was discontinued.

Directors are not compensated if they attend Directors’ Meetings.   Any out-of-pocket costs paid by them on behalf of the Company is reimbursed to them including any travel and entertainment charges.

ITEM 11.      EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by or paid to our Chief Executive Officer and other executive officers, during the past five years.

Directors’ Compensation

Name and Principal Position	Year	Fee earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Compensation Earnings ($)	All other Compensation ($)	Total ($)

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)

Jose Madappilly Chief Executive Officer	2007 2008 2009 2010 2011	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

Jaiju Maliakal Chief Financail Officer	2007 2008 2009 2010 2011	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at May 15, 2011, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner (*)	Amount and nature of Beneficial Ownership (**)	Percent of Class

Common Stock	Jose Madappilly Madappilly House Elenjipra, P.O., Chalakudy via 680721, Kerala, India	50,000,000	44.04%

Common Stock	Dr. Jaiju Maliakal Maliakal House, “Rose Garden” Ayyampilly, P.O., Ernakulam, Dt 682501, Kerala, India	43,750,000	38.54%

Common Stock	Directors and Officers as a Group	93,750,000	82.58%

(*)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Future Sales by Existing Shareholders

As of May 15, 2011, there are a total of 113,525,000 shares of our common stock are issued and outstanding. Under our effective registration statement, we registered 29,150,000 shares, being 25.6% of our issued shares leaving 84,375,000 shares, being 74.4% of our shares, as restricted shares.

Jose Madappilly	45,000,000 shares

Jaiju Maliakal	39,375,000 shares

Total restricted shares	84,375,000 shares

Transactions with Promoters

We do not have promoters and have had no transactions with any promoters.

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
`
Transfer Agent

We have engaged the services of Holladay Stock Transfer, Inc., 2939 N 67th Place, Scottsdale, Arizona, 85251 (Tel: 480-481-3940), to act as transfer and registrar.

Debt Securities and Other Securities

There are no debts or other securities outstanding.

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event the holders of the remaining shares will not be able to elect any of our directors. The shares held by officers and directors are the present time represent 83 % of our outstanding shares.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, will be responsible to file reports, proxy statements and other information with the SEC.  Our reports, proxy statements and other information filed pursuant to the Securities Exchange Act of 1934 may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street N.W., Washington, DC, 20549, at prescribed rates.   The public may obtain information on the operations of the Public Reference Room by calling SEC at 1-800-SEC-0330.   In addition, the SEC maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.   The address of the SEC’s Web site is http://www.sec.gov.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended March 31, 2011 for professional services for the review of the quarterly financial statements as at June 30, September 30 and December 31, 2010, annual financial statements as of March 31, 2011 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $600 for each of the quarters ended June 30 and September 30 and $800 for the quarter ended December 31, 2010 and $3,300 for the audit of March 31, 2011.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Sweetwater’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in March 31, 2011 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to March 31, 2011 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

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

PART IV

ITEM 13. EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

(a)  (1)                         Financial Statements.  The following financial statements are included in this report:

Statement of Cash Flows for the years ended March 31, 2011 and 2010 and for the period from July 24, 2007 (date of inception) to March 31, 2011	36

Notes to the Financial Statements	37

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Corporate Charter (incorporated by reference from Sweetwater’s Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339)

3.2	Articles of Incorporation (incorporated by reference from Sweetwater’s Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339)

3.3	By-laws (incorporated by reference from Sweetwater’s Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339)

5	Stock Specimen (incorporated by reference from Sweetwater’s Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Sweetwater’s Registration Statement on Form S-1 filed on June 2, 2008 Registration No. 333-151339)

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized

SWEETWATER RESOURCES, INC.
(Registrant)

By:   JOSE MADAPPILLY
Jose Madappilly
Chief Executive Officer,
President and Director

Date: June 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   JOSE MADAPPILLY
Jose Madappilly
Chief Executive Officer,
President and Director

Date: June 7, 2011

By: JAIJU MALIAKAL
Jaiju Maliakal
Chief Accounting Officer,
Chief Financial Officer and Director

Dated: June 7, 2011

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

To the Board of Directors and
Stockholders of Sweetwater Resources, Inc.
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Sweetwater Resources, Inc. (A Pre-exploration stage company) (The Company) as of March 31, 2011 and 2010, and the related statements of operations, stockholders' deficiency, and cash flows for each of the years in the two-year period ended March 31, 2011, and for the period from July 24, 2007 (date of inception) to March 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sweetwater Resources, Inc. (a Pre-Exploration Stage Company) as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2011, and the period from July 24, 2007 (date of inception) to March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Madsen & Associates, CPA’s Inc.”
Salt Lake City, Utah

May 20, 2011

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	March 31, 2011	March 31, 2010

ASSETS

CURRENT ASSETS

Cash	$ 1,948	$ 1,948

Total Current Assets	$ 1,948	$ 1,948

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 15,773	$ 15,231
Advances from related parties	24,506	14,825

Total Current Liabilities	40,279	30,056

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
113,525,000 shares issued and outstanding	113,525	113,525
Capital in excess of par value	(24,725)	(32,525)
Deficit accumulated during the pre-exploration stage	(127,131)	(109,108)

Total Stockholders’ Deficiency	(38,331)	(28,108)

Total Liabilities and Stockholders’ Deficiency	$ 1,948	$ 1,948

The accompanying notes are an integral part of these financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS

For the years ended March 31, 2011 and 2010 and for the period from July 24, 2007 (date of inception) to March 31, 2011

	March 31, 2011	March 31, 2010	From July 24, 2007 (date of inception) to March 31, 2011

REVENUES	$ -	$ -	$ -

EXPENSES

Accounting and audit	5,220	8,975	27,887
Consulting	-	-	5,000
Exploration cost	-	1,321	7,642
Filing fees	-	-	153
Impairment loss on mineral claim	-	-	5,000
Incorporation costs	-	-	870
Legal	2,659	-	25,171
Management fees	6,000	12,000	35,000
Office	335	293	3,947
Rent	1,200	2,400	7,000
Telephone	600	1,200	3,500
Transfer agent’s fees	2,009	364	5,961

NET LOSS	$ (18,023)	$ (26,553)	$ (127,131)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	113,525,000	113,525,,000

The accompanying notes are an integral part of these financial statements.

SWEETWATER RESOURCES, INC.
 (Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY

Period July 24, 2007 (date of inception) to March 31, 2011

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit	Stockholder’s s’ Deficiency

Balance July 24, 2007	-	$ -	$ -	$ -	$ -

Issuance of common shares for cash – October 31, 2007	93,750,000	93,750	(90,000)	-	-

Issuance of common shares for cash – January 31, 2008	19,775,000	19,775	19,775	-	-

Capital contributions – expenses	-	-	6,500	-	-

Net operating loss for the period July 24, 2007 (date of Inception) to March 31, 2008	-	-	-	(43,183)	-

Balance as at March 31, 2008	113,525,000	113,525	(63,725)	(43,183)	(6,617)

Capital contributions – expenses	-	-	15,600	-	-

Net operating loss for the year ended March 31, 2009	-	-	-	(39,372)	-

Balance as at March 31, 2009	113,525,000	113,525	(48,125)	(82,555)	(17,155)

Capital contributions – expenses	-	-	15,600	-	-

Net operating loss for the year ended March 31, 2010	-	-	-	(26,553)	-

Balance as at March 31, 2010	113,525,000	113,525	(32,525)	(109,108)	(28,018)

Capital contributions – expenses	-	-	7,800	-	-

Net operating loss for the year ended March 31, 2011	-	-	-	(18,023)	-

Balance as at March 31, 2011	113,525,000	$ 113,525	$ (24,725)	$ (127,131)	$ (38,331)

The accompanying notes are an integral part of these financial statements

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the years ended March 31, 2011 and 2010 and for the period from July 24, 2007 (date of inception) to March 31, 2011

	March 31, 2011	March 31, 2010	From July 24. 2007 (date of inception) to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (18,023)	$ (26,553)	$ (127,131)

Adjustments to reconcile net loss to net cash (used) in operating activities:

Capital contributions – expenses paid by director	7,800	15,600	45,500
Changes in accounts payable	542	4,800	15,773

Net Cash (Used) in Operations Activities	(9,681)	(6,153)	(65,858)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	9,681	4,878	24,506
Proceeds from issuance of common stock	-	-	43,300

Net Cash from Financing Operations	9,681	4,878	67,806

Net (Decrease) Increase in Cash	-	(1,275)	1,948

Cash at Beginning of Period	1,948	3,223	-

CASH AT END OF PERIOD	$ 1,948	$ 1,948	$ 1, 948

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital Contributions – expenses paid by director	$ 7,800	$ 15,600	$ 45,500

The accompanying notes are an integral part of these financial statements

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

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

The company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
March 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes – Continued

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2008	$ 43,183	2028	$ 12,955	$ (12,955)	$ -

2009	39,372	2029	11,812	(11,812)	-

2010	26,553	2030	7,966	(7,966)	-

2011	18,023	2031	5,407	(5,407)	-

	$ 127,131		$ 38,140	$ (38,140)	$ -

The total valuation allowance as of March 31, 2011 is $(38,140) which increased by $(5,407) for the reported period.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Foreign Currency

The books of the company are maintained in United States dollars and this is the company’s functional and reporting currency.  Translations denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statement of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
March 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period’s financial statement presentation.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
March 31, 2011

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           ACQUISITION OF MINERAL CLAIM

The Company acquired a mineral claim known as the Bhavnagar Gold Claim located near Surat in the Republic of India for $5,000 from Bhindi Mines LLC, an unrelated company located at Bhopol, India.  The claim, under Indian mineral law, remains in good standing until such time as the Company abandons it.

As of March 31, 2008, the Company determined the $5,000 mineral property acquisition cost was impaired, and recorded a related impairment loss in the statement of operations.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the year ended March 31, 2011, a Director made advances of $9,681 to the Company.

On March 31, 2011, officers-directors and their families have acquired 83% of the common capital stock issued, have made advances of $24,506, and have made contributions to capital in the form of noncash expenses in the amount of $45,500.

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

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO INANCIAL STATEMENTS
March 31, 2011

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