Form 10-Q
period 2011-06-30
Sweetwater Resources, Inc.
filed 2011-08-05
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

July 15: 113,525,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENT

The accompanying balance sheets of Sweetwater Resources, Inc. (Pre-exploration stage company) at June 30, 2011 (with comparative figures as at March 31, 2011) and the statement of operations for the three months ended June 30, 2011 and 2010 and for the period from July 24, 2007 (date of inception) to June 30, 2011 and the statement of cash flows for the three months ended June 30, 2011 and 2010 and for the period from July 24, 2007 (date of inception) to June 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending March 31, 2012.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	June 30, 2011 (Unaudited)	March 31, 2011
ASSETS

CURRENT ASSETS

Cash	$1,948	$1,948

Total Current Assets	$1,948	$1,948

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$17,453	$15,773
Advances from related parties	29,030	24,506

Total Current Liabilities	46,483	40,279

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value;
113,525,000 shares issued and outstanding	113,525	113,525
Capital in excess of par value	(24,725)	(24,725)
Deficit accumulated during the pre-exploration stage	(133,335)	(127,131)

Total Stockholders’ Deficiency	(44,535)	(38,331)

Total Liabilities and Stockholders’ Deficiency	$1,948	$1,948

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended June 30, 2011 and 2010 and for the period from July 24, 2007 (date of inception) to June 30, 2011
Unaudited

	Three months ended June 30, 2011	Three months ended June 30, 2010	Date of Inception to June 30, 2011

REVENUES	$-	$-	$-

EXPENSES

Professional fees	4,980	1,650	32,867
Exploration costs	-	-	7,642
Impairment of mineral claim acquisition costs	-	-	5,000
Legal	-	-	25,171
Management fees	-	3,000	35,000
General and administrative	1,224	998	27,655

NET LOSS	$(6,204)	$(5,648)	$(133,335)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	113,525,000	113,525,000

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the three months ended June 30, 2011 and 2010 and period from July 24, 2007 (date of inception) to June 30, 2011
Unaudited

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	Date of Inception to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,204)	$(5,648)	$(133,335)

Adjustments to reconcile net loss to net cash provided by operating activities:

Impairment loss on mineral claims	-	-	5,000
Capital contributions – noncash expenses	-	3,900	45,500
Changes in accounts payable	1,680	(1,100)	17,453

Net Cash (Used) in Operations	(4,524)	(2,848)	(65,382)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mineral claim	-	-	(5,000)

Net cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	4,524	2,848	29,030
Proceeds from issuance of common stock	-	-	43,300
Net cash provided by financing activities	4,524	2,848	72,330

Net Increase in Cash	-	-	1,948

Cash at Beginning of Period	1,948	1,948	-

CASH AT END OF PERIOD	$1,948	$1,948	$1,948

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – noncash expenses	$-	$3,900	$45,500

The accompanying notes are an integral part of these unaudited financial statements

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

The company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes – Continued

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

March 31, 2008	$43,183	2028	$12,955	$(12,955)	$-

March 31, 2009	39,372	2029	11,812	(11,812)	-

March 31, 2010	26,553	2030	7,966	(7,966)	-

March 31, 2011	18,023	2031	5,407	(5,407)	-

June 30, 2011	6,204	2032	1,861	(1,861)	-

	$133,335		$40,001	$(40,001)	$-

The total valuation allowance as of June 30, 2011 is $(40,001) which increased by $(1,861) for the reported period.

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
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

(Unaudited)

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
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

(Unaudited)

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the three months ended June 30, 2011, a Director made advances of $4,524 to the Company.

On June 30, 2011, officers-directors and their families have acquired 83% of the common capital stock issued, have made advances of $29,030, and have made contributions to capital in the form of noncash expenses in the amount of $45,500.

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
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

(Unaudited)

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

As of June 30, 2011, our total assets were $1,948 consisting solely of cash and our total liabilities to third party creditors was $17,453 and amounts owed to our directors was $29,030.  This gives us a working capital deficiency of $44,535 if we paid all our outstanding payables including amounts due to our directors.

Our capital commitments for the next twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program are estimated as follows:

Expenses	Amount	Description

Accounting	$3,725
Fees to the independent accountant for preparing the working papers for the quarters ended for June 30,  September 30, December 31, 2011 and annual financial statements as at March 31, 2012 for submission to our auditors.

Audit	5,700	Review of the quarterly financial statements for June 30, September 30, December 31, 2011 and audit of the annual financial statements for the year ended March 31, 2012.
Edgarzing fees	1,000	Filing this Form 10-Q and other Form 10-Qs and 10-K.
Filing fees	475	Annual fee to the Secretary of State for Nevada including business license
Miscellaneous	1,000	Accrual for expenses not known at this time.
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
	$13,400

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President who is one of our controlling shareholders.  Our total requirement for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$13,400
Add: Accounts payable to third parties	17,453
30,853
Deduct: Cash on hand as at June 30, 2011	(1,948)
Estimated cash requirements for the next twelve months	$28,905

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

Expenses

Our expenses for the three months ended June 30, 2011 and 2010 consisted of the following:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Changes in Account

Accounting and audit	$4,980	$1,650	In previous years the Company accrued its year end accounting and audit charges prior to the work being performed.
Filing fees	1,000	-	Fees for complying to XBRL requirements
Management fees	-	3,000	Management fees formerly expensed and charged to Capital in Excess of Par Value discontinued.
Office	69	98	Courier and photocopying charges.
Rent	-	600	Rent fees formerly expenses and charged to Capital in Excess of Par Value discontinued.
Telephone		300	Rent expense formerly expenses and charged to Capital in Excess of Par Value discontinued.
Transfer agent fees	155	-	Issuance of audit confirmation and shareholders’ report

Total expenses	$6,204	$5,648

Accounting and audit expenses during the three months ended June 30, 2011 and 2010 primarily relate to meeting our reporting obligations on the Exchange Act.

In prior years, we accrued a management fee expense of $1,000 per month, a rent expense of $200 per month and a telephone expense of $100 per month with an offsetting entry to Capital in Excess of Par Value for each of these expenses.  We will not pay or issue shares to the directors and officers for these past accrued expenses.

Results of Operations for the Period ended June 30, 2011.

For the period from July 24, 2007 (date of inception) to June 30, 2011, we had a net loss of $133,335.   This represents a net loss of $0.00 per share for the period based on a weighted average number of shares outstanding of 113,525,000.   We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing our Company, undertaking audits, exploration expenses, general office expenses, consulting and legal fees for preparation of our effective prospectus, accruing management fees, rent and telephone which can be broken down as follows:

Expense	Inception to June 30, 2011	Description

Accounting and audit	$32,867	Preparation of working papers for June, September, December and March for submission to our independent accountants for examination and/or audit of the financial statements
Consulting	5,000	Assisting in organizing the company and seeking out the Bhavnagar.
Exploration Expenses	12,642
Acquiring the Bhavnagar ($5,000), advance on Phase I exploration program ($5,000) and obtaining certificates for the Company to do business as a mining company in India ($1,321 for each of 2008 and 2009).

Filing fees	1,153	Obtaining CUSIP number, wire fee charges and complying with requirement of XBRL filings..
Incorporation costs	870	Incorporation costs paid to the State of Nevada.
Legal	25,171	Legal expenses relating to the preparation of Form S-1, administering the Company’s trust account and various other legal services as required.
Management Fees	35,000
The Company does not pay management fees to its directors and officers but realizes there is a cost associated with their services to the Company and therefore accrues $1,000 a month in recognition of this service.   The credit is allocated to Capital in Excess of Par Value.   These expenses will never be paid out in cash or shares to any of the directors or officers (*).

Office and general	4,016	General office expenses.
Rent	7,000
The Company as its office the private residence of its President but does not pay him any money.   Nevertheless it gives recognition to rent expense by accruing $200 per month with an offsetting credit to Capital in Excess of Par Value (*).

Telephone	3,500	Similar to management fees and rent the Company accrues $100 per month for telephone with the credit being applied to Capital in Excess of Par Value (*).
Transfer agent’s fees	6,116	Preparation of share certificates for the shareholders

Total expenses	$133,335

When deducting the non-cash expense, being management fees, rent and telephone, the Company has paid and payable expenses of $87,835.

(*) The Company has discontinued the accounting practice of accruing management fees, rent and telephone effective during the current quarter.

Balance Sheet

As at June 30, 2011 our total cash and cash equivalents was $1,948.  Our working capital deficiency as at June 30, 2011 was $44,535.

Our accounts payable to third parties as at June 30, 2011 was as follows:

Internal accountant	For preparation of the working papers for the various year ends and each of quarterly periods	16,817
Office expenses	Unpaid amounts for photocopying, fax and courier	636
	Total accounts payable to third parties – June 30, 2011	$17,453

Total shareholders’ deficiency as at June 30, 2011 is $44,535.  Total shares outstanding, as at June 30, 2011, was 113,525,000.

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

ITEM 4.               CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of Sweetwater’s disclosure controls and procedures as required by the Exchange Act Rule 13a-15(d) as at June 30, 2011 (the “Evaluation Date”).  Our management has concluded these disclosure controls and procedures were not effective as of the Evaluation Date as a result of material weaknesses in internal control over financial reporting as indicated in the following paragraphs.

As of June 30, 2011, the management of Sweetwater assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Management concluded, during the three months ended June 30, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Realizing Sweetwater’s internal control is not effective Sweetwater’s management believes that its financial statements contained in its Quarterly Report on Form 10-Q for the three months ended June 30, 2011 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of Sweetwater’s internal control over financial reporting as of the Evaluation Date and identified the following material weaknesses:

●
As at June 30, 2011, Sweetwater did not have an audit committee which complies to the requirements of an audit committee since it did not have an independent “financial expert” on the committee.  Even though it has a Code of Ethics it does not emphasize fraud and methods to avoid it.   Due to the small size of Sweetwater a whistleblower policy is not necessary.

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

There were no changes in Sweetwater’s internal controls over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Sweetwater’s internal control over financial reporting.

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

Presently we have accumulated losses of $133,335 since our inception on July 24, 2007 and our working capital is a negative position of $44,535.   With our working capital it means that we will either have to raise funds through a sale of our common shares, ask our directors and officers to offer personally guarantees for debt financing from a lending institution or else the officers and directors will have to advance money to us so that we can continue in operations.   In short, our current cash position will not last us for more than a few months.

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

Our Company was incorporated in 2007, and has not undertaken any exploration, nor has it generated any revenues.  We do not have an exploration history against which one can assess the future prospects of our Company.  To June 30, 2011, we have incurred a loss of $133,335.  Whether we will generate income or a positive cash flow will be dependent upon our capacity to find economically viable reserves on the Bhavnagar and control of our operating costs.

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

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.               OTHER INFORMATION

None.
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

SWEETWATER RESOURCES, INC.
(Registrant)

Date: August 5, 2011	JOSE MADAPPILLY
Chief Executive Officer, President and Director

Date: August 5, 2011	JAIJU MAKIAKAL
Chief Financial Officer, Secretary and Director