Form 10-Q
period 2011-12-31
Sweetwater Resources, Inc.
filed 2012-02-16
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

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

February 14, 2012: 113,525,000 common shares

TABLE OF CONENTS

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at December 31, 2011 and March 31, 2011	4

	Statement of Operations For the three and nine months ended December 31, 2011 and 2010 and for the period from July 24, 2007 (Date of Inception) to December 31, 2011	5

	Statement of Cash Flows For the nine months ended December 31, 2011 and 2010 and for the period from July 24, 2007 (Date of Inception) to December 31, 2011	6

	Notes to the Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	19

ITEM 4.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	21

ITEM 1.	Legal Proceedings	21

ITEM 1A	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Submission of Matters to a Vote of Security Holders	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	25

	SIGNATURES.	26

PART 1 – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

The accompanying balance sheets of Sweetwater Resources, Inc. (Pre-exploration stage company) at December 31, 2011 (with comparative figures as at March 31, 2011) and the statement of operations for the three and nine months ended December 31, 2011 and 2010 and for the period from July 24, 2007 (date of inception) to December 31, 2011 and the statement of cash flows for the nine months ended December 31, 2011 and 2010 and for the period from July 24, 2007 (date of inception) to December 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that can be expected for the year ending March 31, 2012.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

	December 31, 2011	March 31, 2011
	(Uuaudited)
ASSETS

CURRENT ASSETS

Cash	$1,948	$1,948

Total Current Assets	$1,948	$1,948

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$19,693	$15,773
Advances from related parties	33,386	24,506

Total Current Liabilities	53,079	40,279

STOCKHOLDERS’ DEFICIENCY

Common stock
450,000,000 shares authorized, at $0.001 par value; 113,525,000 shares issued and outstanding	113,525	113,525
Capital in excess of par value	(24,725)	(24,725)
Deficit accumulated during the pre-exploration stage	(139,931)	(127,131)

Total Stockholders’ Deficiency	(51,131)	(38,331)

Total Liabilities and Stockholders’ Deficiency	$1,948	$1,948

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended December 31, 2011 and 2010 and for the period from
 July 24, 2007 (date of inception) to December 31, 2011

Unaudited

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010	Date of Inception to December 31, 2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Professional fees	1,920	1,650	8,820	3,300	36,707
Exploration costs	-	-	-	-	7,642
Impairment of mineral claim acquisition costs	-	-	-	-	5,000
Legal	-	-	-	2,659	25,171
Management fees	-	-	-	6,000	35,000
General and administrative	1,413	113	3,980	4,001	30,411

NET LOSS	$(3,333)	$(1,763)	$(12,800)	$(15,960)	$(139,931)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	113,525,000	113,525,000	113,525,000	113,525,000

The accompanying notes are an integral part of these unaudited financial statements.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS

For the nine months ended December 31, 2011 and 2010 and period from July 24, 2007 (date of inception) to December 31, 2011

Unaudited

	For the nine months ended Dec. 31, 2011	For the nine months ended Dec. 31, 2010	Date of Inception to Dec. 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,800)	$(15,960)	$(139,931)

Adjustments to reconcile net loss to net cash provided by operating activities:

Impairment loss on mineral claims	-	-	5,000
Capital contributions – noncash expenses	-	7,800	45,500
Changes in accounts payable	3,920	(579)	19,693

Net Cash (Used) in Operations	(8,880)	(8,739)	(69,738)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mineral claim	-	-	(5,000)

Net cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	8,880	8,739	33,386
Proceeds from issuance of common stock	-	-	43,300
Net cash provided by financing activities	8,880	8,739	76,686

Net Increase in Cash	-	-	1,948

Cash at Beginning of Period	1,948	1,948	-

CASH AT END OF PERIOD	$1,948	$1,948	$1,948

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Capital contributions – noncash expenses	$-	$7,800	$45,500

The accompanying notes are an integral part of these unaudited financial statements

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

Accounting Method

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

The company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes – Continued

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

March 31, 2008	$43,183	2028	$12,955	$(12,955)	$-

March 31, 2009	39,372	2029	11,812	(11,812)	-

March 31, 2010	26,553	2030	7,966	(7,966)	-

March 31, 2011	18,023	2031	5,407	(5,407)	-

Dec. 31, 2011	12,800	2032	3,840	(3,840)	-

	$139,931		$41,980	$(41,980)	$-

The total valuation allowance as of December 31, 2011 is $(41,980) which increased by $(3,840) for the reported period.

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
December 31, 2011

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
December 31, 2011

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the nine months ended December 31, 2011, a Director made advances of $8,880 to the Company.

On December 31, 2011, officers-directors and their families have acquired 83% of the common capital stock issued, have made advances of $33,386, and have made contributions to capital in the form of noncash expenses in the amount of $45,500.

5.           CAPITAL STOCK

On October 31, 2007, Company completed a private placement consisting of 93,750,000 post split common shares sold to directors and officers for a total consideration of $3,750.  On January 31, 2008, the Company completed a private placement of 19,775,000 post split common shares for a total consideration of $39,550.

On July 16, 2010, the directors of the Company approved a resolution to forward split the common shares of the Company on the basis of the issuance of 24 new shares for one existing share of common stock presently held (the “Forward Split”).   As a result of the Forward Split every one outstanding share of common stock was increased to twenty-five shares of common stock.  As at December 31, 2011, there were 113,525,000 common shares issued and outstanding. The 113,525,000 post split common shares are shown as split from the date of inception.

SWEETWATER RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

As of December 31, 2011, our total assets were $1,948 consisting solely of cash and our total liabilities to third party creditors was $19,693 and amounts owed to our directors was $33,386.  This gives us a working capital deficiency of $51,131 if we paid all our outstanding payables including amounts due to our directors.

Our capital commitments for the next twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program are estimated as follows:

Expenses	Amount	Description

Accounting	$5,040
Fees to the independent accountant for preparing the working papers for the quarters ended for December 31, 2011, June 30, 2012 and September 30, 2012 and annual financial statements as at March 31, 2012 for submission to our auditors.

Audit	5,700	Review of the quarterly financial statements for December 31, 2011, June 30, 2012 and and audit of the annual financial statements for the year ended March 31, 2012.
Edgarzing fees	1,000	Filing this Form 10-Q and other Form 10-Qs and 10-K.
Filing fees	6,100	Annual fee to the Secretary of State for Nevada including business license and XBRL filings for the year
Miscellaneous	1,000	Accrual for expenses not known at this time.
Office	500	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $500
	$20,340

Since our initial share issuances, the Company has been unable to raise cash from any source other than loan advances from our President who is one of our controlling shareholders.  Our total requirement for cash over the next twelve months is summarized below:

Cash requirements over the next twelve months as determined above	$20,340
Add: Accounts payable to third parties	19,693
40,033
Deduct: Cash on hand as at December 31, 2011	(1,948)
Estimated cash requirements for the next twelve months	$38,085

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

Expenses

Our expenses for the nine months ended December 31, 2011 and 2010 consisted of the following:

	Nine months ended Dec. 31, 2011	Nine months ended Dec. 31, 2010	Changes in Account

Accounting and audit	$8,820	$3,300	(	*)
Filing fees	2,797	-	Fees for complying to XBRL requirements
Legal fees	-	2,659	Legal services
Management fees	-	6,000	Management fees formerly expensed and charged to Capital in Excess of Par Value discontinued.
Office	184	292	Courier and photocopying charges.
Rent	-	1,200	Rent fees formerly expenses and charged to Capital in Excess of Par Value discontinued.
Telephone		600	Rent expense formerly expenses and charged to Capital in Excess of Par Value discontinued.
Transfer agent fees	999	1,909	Issuance of audit confirmation and shareholders’ report

Total expenses	$12,800	$15,960

(*)
The majority of the audit and related accounting fees for the year ended March 31, 2010, were incurred and paid prior to March 31, 2010 (the opposite was true for the year ended March 31, 2011). Also, audit and review engagement fees increased during the period ended December 31, 2011.

Accounting and audit expenses during the nine months ended December 31, 2011 and 2010 primarily relate to meeting our reporting obligations on the Exchange Act.

In prior years, we accrued a management fee expense of $1,000 per month, a rent expense of $200 per month and a telephone expense of $100 per month with an offsetting entry to Capital in Excess of Par Value for each of these expenses.  We will not pay or issue shares to the directors and officers for these past accrued expenses.

Results of Operations for the Period ended December 31, 2011.

For the period from July 24, 2007 (date of inception) to December 31, 2011, we had a net loss of $139,931. We have not generated any revenue from operations since inception.  Our loss to date represents various expenses incurred with organizing our Company, undertaking audits, exploration expenses, general office expenses, consulting and legal fees for preparation of our effective prospectus, accruing management fees, rent and telephone which can be broken down as follows:

Expense	Inception to Dec. 31, 2011	Description

Accounting and audit	$36,707	Preparation of working papers for June, September, December and March for submission to our independent accountants for examination and/or audit of the financial statements
Consulting	5,000	Assisting in organizing the company and seeking out the Bhavnagar.
Exploration Expenses	12,642
Acquiring the Bhavnagar ($5,000), advance on Phase I exploration program ($5,000) and obtaining certificates for the Company to do business as a mining company in India ($1,321 for each of 2008 and 2009).

Filing fees	2,950	Obtaining CUSIP number, wire fee charges and complying with requirement of XBRL filings..
Incorporation costs	870	Incorporation costs paid to the State of Nevada.
Legal	25,171	Legal expenses relating to the preparation of Form S-1, administering the Company’s trust account and various other legal services as required.
Management Fees	35,000
The Company does not pay management fees to its directors and officers but realizes there is a cost associated with their services to the Company and therefore accrues $1,000 a month in recognition of this service.   The credit is allocated to Capital in Excess of Par Value.   These expenses will never be paid out in cash or shares to any of the directors or officers (*).

Office and general	4,131	General office expenses.
Rent	7,000
The Company as its office the private residence of its President but does not pay him any money.   Nevertheless it gives recognition to rent expense by accruing $200 per month with an offsetting credit to Capital in Excess of Par Value (*).

Telephone	3,500	Similar to management fees and rent the Company accrues $100 per month for telephone with the credit being applied to Capital in Excess of Par Value (*).
Transfer agent’s fees	6,960	Preparation of share certificates for the shareholders

Total expenses	$139,931

When deducting the non-cash expense, being management fees, rent and telephone, the Company has paid and payable expenses of $94,431.

(*)  The Company has discontinued the accounting practice of accruing management fees, rent and telephone effective the last fiscal year end.

Balance Sheet

As at December 31, 2011 our total cash and cash equivalents was $1,948.  Our working capital deficiency as at December 31, 2011 was $51,131.

Our accounts payable to third parties as at December 31, 2011 was as follows:

Internal accountant	For preparation of the working papers for the various year ends and each of quarterly periods	$19,057
Office expenses	Unpaid amounts for photocopying, fax and courier	636
	Total accounts payable to third parties – December 31, 2011	$19,693

Total shareholders’ deficiency as at December 31, 2011 is $51,131.  Total shares outstanding, as at December 31, 2011, was 113,525,000.

Trends

We are in the pre-exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, other than as described under Item IA - Risk Factors section on this page.

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

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended March 31, 2011 (“2011 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in the 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Presently we have accumulated losses of $139,931 since our inception on July 24, 2007 and our working capital is a negative position of $51,131.   With our working capital it means that we will either have to raise funds through a sale of our common shares, ask our directors and officers to offer personally guarantees for debt financing from a lending institution or else the officers and directors will have to advance money to us so that we can continue in operations.   In short, our current cash position will not last us for more than a few months.

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

Our Company was incorporated in 2007, and has not undertaken any exploration, nor has it generated any revenues.  We do not have an exploration history against which one can assess the future prospects of our Company.  To December 31, 2011, we have incurred a loss of $139,931.  Whether we will generate income or a positive cash flow will be dependent upon our capacity to find economically viable reserves on the Bhavnagar and control of our operating costs.

Our present prospects are that we anticipate incurring further operating losses in future operating quarters, given that we will be facing research and exploration costs in exploring the Bhavnagar.  There is no certainty that we will be able to produce income in which case our business will cease or be suspended indefinitely.  Our prospects for success must be weighed in light of the problems, expenses ,complications, difficulties and delays commonly associated with exploring a mineral property. There is a high rate of failure in ventures such as ours.

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

ITEM 5.               OTHER INFORMATION

None

ITEM 6.               EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from Sweetwater Resources Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339).
3.2	Certificate of Correction (incorporated by reference from Sweetwater Resources Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339).
3.3	Articles of Incorporation (incorporated by reference from Sweetwater Resources Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339).
3.4	Bylaws (incorporated by reference from Sweetwater Resources Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339)
10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Sweetwater Resources Registration Statement on Form S-1 filed on June 2, 2008, Registration No. 333-151339).
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
(*)  included herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWEETWATER RESOURCES, INC.
(Registrant)

Date: February 15, 2012	JOSE MADAPPILLY
Chief Executive Officer, President and Director

Date: February 15, 2012	JAIJU MAKIAKAL
Chief Financial Officer, Secretary and Director