Form 10-K
period 2012-03-31
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2012-08-10
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	For the Fiscal Year Ended March 31, 2012

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ________ to ______

CENTAURUS DIAMOND TECHNOLOGIES, INC.
Formerly Sweetwater Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	000-53286	71-1050559
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
1000 W. Bonanza Rd., Las Vegas, Nevada 89106
(Address of principal executive offices)
(702) 382-3385
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes☐ No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer      ☐                                                          Accelerated Filer       ☐

Non-Accelerated Filer         ☐                                        Smaller Reporting Company      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☒   No☐

The Company’s common stock was not actively traded as of the last business day of the Company’s most recently completed second fiscal quarter.

As of July 16, 2012, there were 73,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference:  None

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “SWTR”, “we”, “us” and “our” are references to Centaurus Diamond Technologies, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

DESCRIPTION OF BUSINESS PRIOR TO MARCH 31, 2012

Corporate History
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

Our present address is 1000 W. Bonanza Rd., Las Vegas, Nevada 89106

Our former address was Madappilly House, Elenjhipra, P.O. Chalakudy, Via 680271 Kerala, India.  Our telephone number is 011-91-480-320-8192.

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

DESCRIPTION OF BUSINESS SUBSEQUENT TO MARCH 31, 2012

 On June 5, 2012 (the “Closing Date”), we closed an asset acquisition pursuant to the terms of the Asset Acquisition Agreement (the "Acquisition Agreement") by and between us and Innovative Sales, a Nevada corporation ("Innovative"), whereby we purchased certain assets of Innovative consisting of a cultured diamond technology patent and related intellectual property (the "Assets") in exchange for (a) 43,850,000 shares (the "Consideration Shares") of our restricted common stock (the "Acquisition"), (b) our assumption of certain debt of Innovative in an amount not to exceed $100,000, (c) the satisfaction of all of our debts and liabilities as of the Closing Date, and (d) our simultaneous close on a private placement (the "Private Placement") of our common stock and warrants to purchase shares of our common stock for total gross proceeds of at least $500,000, plus the amount necessary to pay any of our remaining pre-closing debts, including, but not limited to, all legal and accounting costs associated with the preparation and filing of our Annual Report on Form 10-K for the year ended March 31, 2012.

As a result of the Acquisition, Innovative received the Consideration Shares, representing approximately 60% of our 73,000,000 issued and outstanding shares of common stock, which includes the 1,200,000 shares of our common stock issued in connection with the simultaneous closing of the Private Placement.  The Acquisition Agreement contains customary representations, warranties, and conditions to closing.

Overview

We are in the early stages of researching and developing our technology for the manufacture of industrial grade cultured diamonds that are chemically, optically and physically the same as their natural counterparts.  These man-made or "cultured" diamonds can be sold for a fraction of the price of a natural diamond.  Currently, there are other technologies capable of producing limited quantities of cultured diamonds for both industrial and gemstone markets.  Our goal is to develop our technology to the point where we are able to produce industrial diamonds for specialty markets.   At present, our technology is unproven and not ready for commercial exploitation.

Our product and service objective is to provide industrial market consumers with affordable alternatives to natural diamonds. Our core competencies can be found in our technology and management.  Alvin A. Snaper, our Chief Science Officer, is the author of the patent included in the Assets and has amassed significant experience in his scientific field throughout the years.  Additionally, Wayne D. Prentice, our Chief Operating Officer, is a gem expert with over twenty years of experience in the gem industry and considerable contacts with all levels of diamond wholesalers. We believe this combination of technological and gem and industrial diamond expertise will help to ensure that no technical aspect of the business will be overlooked.

As a result of the Acquisition, after the Closing Date, our management team consists of Alvin A. Snaper, P.E., Chairman, Chief Science Officer, President, Chief Executive Officer, Chief Financial Officer and Secretary, and Wayne D. Prentice, G.G., Chief Operating Officer. They are supported by a team of diamond industry professionals, engineers and designers.

We believe our patented technology, once fully developed and refined into a commercial process, has the potential capability of volume production of industrial diamonds at a level substantially faster than other current technologies.  Our primary challenge is to develop the process to a prototype level and then to a full commercial stage. Until that time, we expect to produce only very limited quantities of industrial type diamonds in beta test and trial operations. We do not expect that initial test production output during this early phase will be marketable as industrial diamond products or, if marketable, that the quantities produced will be material to our financial condition.  Market price for industrial diamonds generally varies from $70 to $300 per carat for most stones, with some specific-feature stones such as those destined for surgical scalpels, selling for up to $3,000 per carat. The vast majority of all diamond product demand is for industrial diamonds, and supply is limited by capacity of production and finite levels of mining.

We intend to lease the equipment and space necessary for us to conduct the next stage of research and development into our technologies.   We have begun negotiations with the owners of the required equipment and facilities but do not, at present, have any such lease agreements in place.  Provided our research and development activities are successful, we will thereafter seek to develop the equipment, protocols and systems for ongoing batch production of industrial cultured diamonds on a volume basis.

In the event we are successful in commercial production of industrial diamonds, we expect to market the output through existing broker and agent networks that specialize in specific applications such as low-end abrasives or high-end specialty knives and cutting devices.

Intellectual Property

The patent which forms the basis for our technology is United States Patent no. 7,854,823 B2 issued December 21, 2010, titled “Synthesis of Diamond by Extraction of a Pulse Derived from the Abrupt Collapse of a Magnetic Field,”  Alvin A. Snaper, inventor.

 Industry

Natural Diamond - Diamond Trade Structure

The diamond trade structure includes both large and small well-organized components as well as many smaller, uncontrolled operations. While De Beers in the past controlled a large percentage of the diamond shipments to key trading centers, United Nations data suggest that more than 100 countries worldwide participate in rough diamond exporting. In the past few years, new sources of rough diamonds from Australia, Russia, Canada and parts of Africa have considerably changed the historical single-market system in a number of ways.  These changes include:

•
The end of the Soviet Regime, which unleashed a torrent of rough diamonds from the Russia’s stockpiles and a desire among a number of Russian senior government officials and members of the diamond hierarchy to become more independent.

•	The temporary truce in Angola’s decades-long civil war during the early 1990s, which created an opportunity for thousands of independent miners to dig for diamonds in the country’s alluvial fields.

•	The discovery of diamonds in Canada, which introduced a large rival mining corporation, thus creating another formidable distribution channel outside of the Central Selling Organization, or CSO.

The end result has been the transformation of the diamond business into a more marketing-driven and brand-centric environment.

Market Segments

The diamond industry can be separated into two distinct market segments: one dealing with gem-grade diamonds and another for industrial-grade diamonds. While a large trade in both types of diamonds exists, the two markets act in dramatically different ways.  We expect to limit our activities to the industrial diamond market.

Industrial diamonds are valued mostly for their hardness and heat conductivity, making many of the gemological characteristics of diamond, including clarity and color, mostly irrelevant. This helps explain why 80% of mined diamonds (equal to about 100 million carats or 20,000 kg annually), unsuitable for use as gemstones and known as “bort”, are destined for industrial use. In addition to mined diamonds, synthetic diamonds found industrial applications almost immediately after their invention in the 1950s, and another 3 billion carats (600 metric tons) of synthetic diamond is produced annually for industrial use. Common industrial adaptations include diamond-tipped drill bits and saws, and the use of diamond powder as an abrasive.

Even though it is more expensive than competing abrasive materials, diamond has proven to be more cost effective in numerous industrial processes because it cuts faster and lasts longer than any rival material.  Synthetic industrial is superior to its natural diamond counterpart because it can be produced in unlimited quantities, and, in many cases, its properties can be tailored for specific applications.  Consequently, manufactured diamond accounts for more than 90% of the industrial diamond used in the United States.  The United States remains the world’s largest market for industrial diamonds.

Synthetic or Cultured Diamond Market

The current market for “cultured” diamonds, for both gem and industrial quality, is one of limited supply due to the lack of laboratory operators and technological limitations within the various production processes. In the late 1970’s, the sales of synthetic industrial diamond material overtook that of natural industrial diamond products, and it is estimated that the market’s capacity is large enough to absorb all productions from numerous sources, if such competition existed.  Conservative estimates suggest the U.S. “cultured” diamond market to be approximately $1.5 billion (10% of total annual diamond wholesale revenues).  The potentials of the global market can only be estimated in relation to the intensity of the marketing strategy.

History

Synthetic gem-quality diamond crystals were first produced in 1970 by GE, then reported in 1971. The first successes used a pyrophyllite tube seeded at each end with thin pieces of diamond. The graphite feed material was placed in the center and the metal solvent (nickel) between the graphite and the seeds. The container was heated and the pressure was raised to about 5.5 GPa. The crystals grow as they flow from the center to the ends of the tube, and extending the length of the process produces larger crystals. Initially a week-long growth process produced gem-quality stones of around 5 mm (1 carat or 0.2 g), and the process conditions had to be as stable as possible. The graphite feed was soon replaced by diamond grit because that allowed much better control of the shape of the final crystal.

Although the GE stones and natural diamonds were chemically identical, their physical properties were not the same. The colorless stones produced strong fluorescence and phosphorescence under short-wavelength ultraviolet light, but were inert under long-wave UV. Among natural diamonds, only the rarer blue gems exhibit these properties. Unlike natural diamonds, all the GE stones showed strong yellow fluorescence under X-rays. The De Beers Diamond Research Laboratory has grown stones of up to 25 carats (5.0 g) for research purposes. Stable HPHT conditions were kept for six weeks to grow high-quality diamonds of this size. For economic reasons, the growth of most synthetic diamonds is terminated when they reach a weight of 1 carat (200 mg) to 1.5 carats (300 mg).

In the 1950s, research started in the Soviet Union and the US on the growth of diamond by pyrolysis of hydrocarbon gases at the relatively low temperature of 800 °C. This low-pressure process is known as chemical vapor deposition (CVD). William G. Eversole reportedly achieved vapor deposition of diamond over diamond substrate in 1953, but it was not reported until 1962. Diamond film deposition was independently reproduced by Angus and coworkers in 1968 and by Deryagin and Fedoseev in 1970. Whereas Eversole and Angus used large, expensive, single-crystal diamonds as substrates, Deryagin and Fedoseev succeeded in making diamond films on non-diamond materials (silicon and metals), which led to massive research on inexpensive diamond coatings in the 1980s.

(1970)
General Electric’s R&D first "gem quality" diamond was produced utilizing their belt-press, originally designed by Dr. H. Tracy Hall.  GE's high-pressure/high-temperature (HPHT) method never entered into a commercial production.

(1986)
Sumitomo introduced its high-pressure / high-temperature (HPHT) belt-press technology for producing mono-crystal diamonds for utilization in electronics.  The color of the crystals are primarily brownish-Yellow to greenish-Yellow.   Sumitomo’s diamonds reached the jewelry market in limited supply.

(1993)
Chatham Created Gems announces a joint venture with Russians to grow diamond developed by a small sized press, known as the BARS Press. This press is capable of economically of maintaining 850,000 pounds per square inch and temperatures of 2000-3000 degrees Fahrenheit in conjunction with other equipment. With a growth cycle of approximately 50 hours for 1 carat, the jewelry industry expected production to quickly hit the market, but the joint venture eventually fell apart. Today Chatham produces and markets Fancy Yellow, Blue and Pink diamonds in conjunction with their other "Created Gems," Emeralds, Sapphires and Rubies. For more information visit: http://www.chatham.com

(1996)	The Gemesis Corporation announced a venture would work in conjunction with the Russians and the University of Florida's materials science and engineering department.
(1999)	Dr. Robert Linares of Apollo Diamond Inc. files patent application on Tunable CVD Diamond Structures.
(2003)
Gemesis company founder Carter Clarke speaking at the Rapaport Diamond Conference says his company plans to produce 7,000 carats a year, but with 24 operational diamond presses they produce 200 stones per month in the range of 3 carats in rough each (600 carats/month).  Clarke stressed consumer prices for the synthetic yellows would fall well below prices for natural intense and vivid yellow diamonds, while being above simulated stones such as cubic zirconia and moissanite.  For more information visit: http://www.gemesis.com.

(2005)
Dr. Robert Linares of Apollo Diamond Inc. is issued patent 6,858,080 for their Tunable CVD Diamond Structures technology.  Apollo's goals are to initially work with the gem diamond business and to capitalize their work with the semiconductor and optical manufacturers for building prototype devices.  Production Capability in 2003 was 20 carats/week.   A target of 100-200 carats/week was projected for 2004 with tens of thousands of carats annually being projected for following years. For more information visit: http://www.apollodiamond.com

(2005)
Researchers at the Carnegie Institution’s Geophysical Laboratory learned to produce 10-carat, half-inch thick single-crystal  diamonds at rapid growth rates (100 micrometers per hour) using a chemical vapor deposition (CVD) process.  This size is approximately five times that of commercially available diamonds produced by the standard high-pressure/high-temperature (HPHT) method and other CVD techniques.  For more information visit: http://www.carnegieinstitution.org

(2005)
The Gemesis Corporation appointed former CanadaMark manager, Clark McEwen, as vice president of marketing to lead brand development.  McEwen said “After studying the opportunity that cultured diamonds represented to the diamond industry, I found Gemesis to be the clear leader and I wanted to associate myself with the company that would ultimately define and drive this category.”

(2006)	Alvin A. Snaper of Centaurus Technologies files patent application on a completely new process to create diamond. The patent is issued in December 2010.

The Production Processes for Cultured Diamonds

The two main methods available today to produce synthetic diamonds are High Pressure High Temperature (“HPHT”) and Chemical Vapor Deposition (“CVD”).  Other methods include explosive formation (forming detonation nano diamonds) and sonication of graphite solutions.

HPHT is the original and most widely used method because of its relatively low cost. HPHT uses large presses that can weigh up to two hundred tons to produce a pressure of 5 Gigapascals at 2,200 degrees Fahrenheit to reproduce the conditions that create natural diamond inside the Earth.  CVD uses chemical vapor deposition to create a carbon plasma over a substrate onto which the carbon atoms deposit to form diamond.

HPHT and CVD still dominate the production of synthetic diamond, and both CVD and HPHT diamonds can be cut into gems and various colors can be produced: clear white, yellow, brown, blue, green and orange. A third method, known as detonation synthesis, entered the diamond market in the late 1990s. In this process, nanometer-sized diamond grains are created in a detonation of carbon-containing explosives. A fourth method, treating graphite with high-power ultrasound, has been demonstrated in the laboratory, but currently has no commercial application. Our technology, which is unique as compared to all other existing processes, utilizes a collapsing magnetic field and heat.  We believe that, once fully developed and refined, our proprietary technology will be able to crystallize diamonds at a significantly faster rate than any existing HPHT or CVD technologies.

Plan of Operation

Our plan of operation or objective for our first year will be dedicated to research and development, with the goal being the creation of a commercially viable production process derived from our proprietary technology.

We intend to lease the equipment and space necessary for us to conduct the next stage of research and development into our technologies.  We have begun negotiations with the owners of the required equipment and facilities but do not, at present, have any such lease agreements in place.  We anticipate that the cost of leasing the equipment and space necessary for our research and development efforts to cost approximately $130,000 over the next twelve months.

Provided our research and development activities are successful, we will thereafter seek to develop the equipment, protocols and systems for ongoing batch production of industrial cultured diamonds on a volume basis. Upon completion of the development phase, we anticipate we will need to relocate because we believe we will need approximately 10,000 square feet to house our employees and production machines.

 Marketing Plan

The market structure for industrial diamond products is based on agents and brokers who focus on niche markets within the overall industrial diamond marketplace.  The current market for “cultured” diamonds in the U.S. is conservatively estimated at approximately $1.5 billion (10% of total diamond wholesale revenues), while current supply is limited due to the lack of producers and limitations inherent in their production technologies.

Provided our research and development program is successful, we intend to next develop the protocols and systems for ongoing batch production on a volume basis.  In the event we are successful in commercial production of industrial diamonds, we expect to market the output through existing broker and agent networks that specialize in specific applications such as low-end abrasives through to high-end specialty knives and cutting devices.

Branding

We will utilize various forms of media and print advertising to promote our brand. Anticipated forms of print media include brochures, catalogues and advertisements in industrial-diamond-focused industry publications.  Our management will also attend and participate in key industrial-diamond-related trade shows throughout the world to promote our brand and products. We will design and utilize the internet as a forum to promote our brand and proprietary production technologies that result in higher quality products. Our website will be regularly updated to ensure proper informational flow to the respective industries, laboratories and end use customers.

Growth and Future Opportunities

We anticipate that our technology may also be utilized or licensed to others for production of an array of other applications where diamond is a preferred material.  Most industrial applications of synthetic diamond have long been associated with diamond’s hardness, which makes diamond the ideal material for machine tools and cutting tools. As the hardest known naturally occurring material, diamond can be used to polish, cut, or wear away any material, including other diamonds. Common industrial applications include diamond-tipped drill bits and saws, and the use of diamond powder as an abrasive. These are by far the largest industrial applications of synthetic diamond. While natural diamond is also used for these purposes, synthetic diamond is generally more popular, mostly because of better reproducibility of its mechanical properties.

Consequently, synthetic diamond is widely used in abrasives, in cutting and polishing tools and in heat sinks. Electronic applications of synthetic diamond are being developed, including high-power switches at power stations, high-frequency field-effect transistors and light-emitting diodes. Synthetic diamond detectors of ultraviolet (UV) light or high-energy particles are used at high-energy research facilities and are available commercially.

Because of its unique combination of thermal and chemical stability, low thermal expansion and high optical transparency in a wide spectral range, synthetic diamond is becoming the most popular material for optical windows in high-power CO2 lasers and gyrotrons. Numerous opportunities are expected to arise due to the increase in activity in the semiconductor portion of the electronic capital equipment and general industrial markets.  Though not an initial goal and although no funds have been allotted, we believe some of our technology developed through the “cultured” gem endeavor will have an impact on these markets.

Diamonds with specific impurities can be developed to produce semiconductors or insulators because they can conduct heat up to 14 times greater than the traditionally used copper.  Whereas most materials which have high thermal conductivity are electrically conductive (such as metals), pure synthetic diamond has both excellent thermal conductivity and negligible electrical conductivity. This combination is invaluable for electronics where diamond is used as a heat sink for high-power semiconductor lasers, laser arrays and high-power transistors. Efficient dissipation of heat prolongs the lifetime of those devices, and their high cost justifies the use of efficient, though relatively expensive, diamond heat sinks. In semiconductor technology, synthetic diamond heat spreaders prevent silicon and other semiconducting materials from overheating.

Synthetic diamond also has potential uses as a semiconductor, because it can be doped with impurities like boron and phosphorus. Because these elements contain one more or one less valence electron than carbon, they turn synthetic diamond into p-type or n-type semiconductors.  Synthetic diamond is already used as a radiation detection device. Because diamond is mechanically and chemically stable, it can be used as an electrode under conditions that would destroy traditional materials. As an electrode, synthetic diamond can be used in waste water treatment of organic effluents and the production of strong oxidants.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$30,000
Office Expenses	25,000
Research and Development	130,000
TOTAL	$185,000

Our total expenditures over the next twelve months are anticipated to be approximately $185,000. Our cash on hand as of March 31, 2012 is $1,948. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing in order to commence further research and development on our patented technology.

Insurance
We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Competition

Today, General Electric and Sumitomo, under De Beers’ influence, have not pursued technology to produce synthetic diamonds primarily due to their collaboration on industrial diamonds for abrasives, tooling and electronics purposes.  De Beers’ role in the natural diamond industry has discouraged closely associated companies from participating in the “cultured” diamond market.  The natural diamond market has been vigorously protected and supported with an annual $200 million marketing campaign.  The sales of natural rough diamonds from De Beers alone has surpassed $5 billion annually and is distributed through only approximately 70 siteholders (those allowed to buy directly from De Beers).

There are smaller enterprises that exist today that are also working on the technology to grow gem-quality diamonds.  A few companies appear to have promise; however, we believe their productions are limited and their methods of creating the pressures necessary for diamond are more problematic than ours. Companies using HPHT technologies have difficulty controlling a stable environment to grow diamond over their method’s required long growth cycle times, which last many days in duration. The diamonds are then plagued by imperfections and inclusions in the final gem.

Other competitors use CVD which can take an even longer period of time than HPHT technology.  We believe the main advantage of our proprietary technology is that our methodology crystallizes diamond in an extremely short period of time when compared to HPHT and CVD technologies.

There are numerous companies that currently produce synthetic diamonds.  Each of these will represent a certain level of competition for us in specific market segments.  We believe the strongest competition will come from the following well-established companies: Gemesis, Apollo Diamond and Chatham Inc.  We believe that our key competitive advantage will be our proprietary production process.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

The patent which forms the basis for our technology is United States Patent no. 7,854,823 B2 issued December 21, 2010, titled “Synthesis of Diamond by Extraction of a Pulse Derived from the Abrupt Collapse of a Magnetic Field,”  Alvin A. Snaper, inventor.

Employees; Identification of Certain Significant Employees

Currently, Alvin Snaper, our chief executive officer and director devotes his full time to our operations. We currently have two other employees, Mr. Wayne Prentice and Mr. Arthur Akeroyd. We also may use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

Government Regulation

The conduct of our business, and the production, distribution, sale, advertising, labeling, safety, transportation and use of our products, are and will be subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets where we may operate and sell our products. It is our policy to abide by the laws and regulations that apply to our business.

In the United States, we are or may be required to comply with certain federal health and safety laws, laws governing equal employment opportunity, customs and foreign trade laws and regulations, and various other federal statutes and regulations. We may also be subject to various state and local statutes and regulations.  We will rely on legal and operational compliance programs, as well as local counsel, to guide our businesses in complying with applicable laws and regulations of the jurisdictions in which we do business.

We do not anticipate at this time that the cost of compliance with U.S. and foreign laws will have a material financial impact on our operations, business or financial condition, but there are no guarantees that new regulatory and tariff legislation may not have a material negative effect on our business in the future.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Form 10-K before making an investment decision with regard to our securities. The statements contained in or incorporated into this Form 10-K  that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Company and Our Industry

We are a pre-exploration stage company with a limited operating history on which to evaluate our business or base an investment decision.

Our business prospects are difficult to predict because of our limited operating history, early stage of development, unproven business strategy and unproven product.  We have yet to generate any revenue. It is our business plan to further develop our technology with a goal of eventually being able to produce high quality industrial diamonds for commercial customers.  We are still in the prototype stage and have not developed a product.  We face numerous risks and uncertainties in the competitive markets.  In particular, we have not proven that we can:

•	development our offering of products and services in a manner that enables to be profitable to meet customer requirements;
•	develop and maintain relationships with key merchants that be necessary to optimize the market;
•	raise sufficient capital in the public and/or private markets; or
•	respond effectively to competitive pressures.

If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

We are in the early stages of development of our products and services and if we are unable to perfect our technology, our business may be materially and adversely affected.

There are inherent risks to perfecting our proprietary technology to its full production phase. The ability to perfect the control of chemistry necessary to produce high quality industrial diamonds will be a key factor to our success. We may be unable to complete the development of our products or services or, if developed, update our products and services to address changing industry conditions and our competition.  Furthermore, no assurance can be given that our products or services, even if successfully developed, will generate sufficient revenues to enable us to be profitable.  If we do not successfully develop our products and services, our ability to implement our business strategy and our results of operations and financial condition will be materially adversely affected.

We do not own any of the equipment necessary for us to conduct research and development activities.

Our success will depend on our ability to develop our currently unproven technology into a commercially viable process for creating high quality synthetic industrial diamonds. The next phase of our research and development efforts will require the use of specialized equipment capable of creating certain extreme environmental conditions, including a collapsing magnetic field.  We do not own the equipment capable of creating these conditions.  We have identified appropriate equipment in Rhode Island and have had preliminary discussions only with the owners of this equipment about leasing it to us for our research and development activities.  There can be no assurance that we will be successful in leasing this equipment on acceptable terms, or at all.  In the event we are unable to do so, our financial condition and business operations could be materially adversely affected.

We have no revenues and have incurred losses.

Since inception, we have not generated any revenues and we have generated significant operating losses since our formation and given our recent shift in business focus we expect to incur substantial losses and negative operating cash flows for the foreseeable future.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our short term business needs, and we will need to generate revenue or receive additional investment to continue operations.  In addition, our business operations may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.  We expect that capital outlays and operating expenditures will continue to increase and that we will require significant additional capital in order to implement our business plan and continue our operations.

Our auditors have expressed uncertainty as to our ability to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended March 31, 2012.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds from equity and debt financings. We expect to require substantial additional capital in the near future to develop and market new products, services and technologies.  We currently do not have commitments for financing to meet our expected needs and we may not be able to obtain additional financing on terms acceptable to us, or at all.  Even if we obtain financing for our near term operations and product development, we expect that we will require additional capital beyond the near term.  If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

If our products do not gain market acceptance, we may not be able to fund future operations.

A number of factors may affect the market acceptance of our products, including, among others, the perception by customers of the quality and effectiveness of synthetic industrial diamonds, our ability to fund our sales and marketing efforts, and the effectiveness of our sales and marketing efforts. If our products do not gain acceptance by our prospective customers, we may not be able to fund future operations, including the development of new products, and/or our sales and marketing efforts for our current products, which inability would have a material adverse effect on our business, financial condition and operating results.

An interruption in the supply of products and services that we obtain from third parties could materially and adversely effect our business.

Our proprietary technology requires the purest form of carbon as its base material for the production of high quality industrial diamonds.  If we are unable to procure high quality carbon on a consistent basis we may be unable to achieve product quality and financial targets.  Our third party providers experience difficulty in supplying us products or services sufficient to meet our needs or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable.  If our liquidity deteriorates, our vendors may tighten our credit, making it more difficult for us to obtain suppliers on terms satisfactory to us. Any significant interruption in the supply of any of these products or services could cause a decline in sales of our products, unless and until we are able to replace the functionality provided by these products and services. We also depend on third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

Changes in the costs and availability of raw materials, especially carbon, can decrease our profit margin by increasing our costs.

Our principal raw material is high-quality carbon.  While we anticipate being able to substantially pass on any significant carbon cost increases through price increases to our customers, our results of operations for individual quarters may be hurt by a delay between the time of carbon cost increases and price increases in our products.  Price increases for our raw materials could raise costs and reduce our margins if we are not able to offset them by increasing the prices of our products, improving productivity or hedging where appropriate. The ultimate price or our products will depend in part on the price of natural diamond.  While we expect that any significant future carbon cost increases will be offset in part or whole over time by price increases to our customers, we may not be able to pass on any future price increases.

Any failure to adequately establish a wholesale distributor network will impede our growth.

In the event we are able to commercialize our technology, our expected industrial diamond output will be marketed through existing broker and agent networks that specialize in specific applications such as low-end abrasives through to high-end specialty knives and cutting devices.  We do not presently have any relationships in these networks, and there can be no assurance that these distributors (and ultimately, our end customers) will accept our products.  Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in entering these existing distributor networks. If we are unable to do so, it will make our growth more difficult and our business could suffer.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not accurately estimate demand for our products. Our ability to estimate the overall demand for our products is imprecise and may be less precise in certain markets. If we materially underestimate demand for our products or are unable to secure sufficient materials to produce our products, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain raw materials have been and could, from time to time in the future, be experienced. Such shortages could interfere with and/or delay production of our products and could have a material adverse effect on our business and financial results.

We may acquire or make investments in companies or technologies that could cause loss of value to our shareholders and disruption of our business.

Subject to our capital constraints, we intend to continue to explore opportunities to acquire companies or technologies in the future. Entering into an acquisition entails many risks, any of which could adversely affect our business, including:

•	Failure to integrate the acquired assets and/or companies with our current business;
•	The price we pay may exceed the value we eventually realize;
•	Loss of share value to our existing shareholders as a result of issuing equity securities as part or all of the purchase price;
•	Potential loss of key employees from either our current business or the acquired business;
•	Entering into markets in which we have little or no prior experience;
•	Diversion of management’s attention from other business concerns;
•	Assumption of unanticipated liabilities related to the acquired assets; and
•	The business or technologies we acquire or in which we invest may have limited operating histories, may require substantial working capital, and may be subject to many of the same risks we are.

Diamond prices are volatile and there can be no assurance that a profitable market for diamonds and gems will exist.

While we intend to produce synthetic industrial diamonds, the price of our product will depend on the overall industrial diamond market.  Thus, in the event the price of diamonds decreases, our revenues and/or profit margins could likewise decrease.  There is no assurance that, even if the we develop commercial quantities of diamonds, a profitable market will exist for the sale of those resources. There can be no assurance that diamond prices will remain at such levels or be such that we can produce them at a profit.  Factors beyond our control may affect the marketability of any diamonds we produce.  Diamond prices are subject to volatile changes resulting from a variety of factors including international, economic and political trends, expectations of inflation, global and regional supply and demand and consumption patterns, currency exchange fluctuations, inflation rates, interest rates, speculative activities and increased production.

Our lack of diversification increases the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

We lack diversification, in terms of both the nature and scope of our business.  Our business is focused solely on the further development of our technology, with the ultimate goal of commercial production of synthetic industrial diamonds.  As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified.

Because we do not have an alternative plan of operations, if results from our initial development program are negative, anyone purchasing our stock will likely lose their entire investment.

If the results from the initial phase of our research and development program are negative and do not warrant additional phases of work, we will need to seek other ways to develop synthetic industrial diamonds.  We cannot assure you that we will have enough funds to develop such technologies.  If the results from the initial development efforts are negative and we cannot develop new technology for diamond production, anyone purchasing our stock will likely lose their entire investment.

Growth of internal operations and business may strain our financial resources.

In the event we are able to commercialize our technology and bring a product to market, we intend to significantly expand the scope of our operating and financial systems in order to build and expand our business. Our growth rate may place a significant strain on our financial resources for a number of reasons, including, but not limited to, the following:

•	The need for continued development of our financial and information management systems;
•	The need to manage strategic relationships and agreements with manufacturers, suppliers and distributors; and
•	Difficulties in hiring and retaining skilled management, technical and other personnel necessary to support and manage our business.

We cannot give you any assurance that we will adequately address these risks and, if we do not, our ability to successfully expand our business could be adversely affected.

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We expect to rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights.  The efforts we have taken and expect to take to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our services are made available.  There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings.  In addition, the possibility of extensive delays in the patent issuance process could effectively reduce the term during which a marketed product is protected by patents.

We may also need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights or they may not be available on acceptable terms. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or our collaborators.

Assertions against us by third parties for infringement of their intellectual property rights could result in significant costs and cause our operating results to suffer.

We may be exposed to future litigation by third parties based on claims that our technologies or activities infringe the intellectual property rights of others. Although we try to avoid infringement, there is the risk that we will use a patented technology owned or licensed by another person or entity and be sued for patent infringement or infringement of another party’s intellectual property or proprietary rights.  If we or our products are found to infringe the intellectual property or proprietary rights of others, we may have to pay significant damages or be prevented from making, using, selling, offering for sale or importing such products or services or from practicing methods that employ such intellectual property or proprietary rights.

Further, we may receive notices of infringement of third-party intellectual property rights. Specifically, we may receive claims from various industry participants alleging infringement of their patents, trade secrets or other intellectual property rights in the future. Any lawsuit resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology or manufacturing processes that contain the allegedly infringing intellectual property;
•	pay damages to the party claiming infringement;
•	attempt to obtain a license for the relevant intellectual property, which may not be available on commercially reasonable terms or at all; and
•	attempt to redesign those products that contain the allegedly infringing intellectual property with non-infringing intellectual property, which may not be possible.

The outcome of a dispute may result in our need to develop non-infringing technology or enter into royalty or licensing agreements. We may agree to indemnify certain customers for certain claims of infringement arising out of the sale of our products. Any intellectual property litigation could have a material adverse effect on our business, operating results or financial condition.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

Our success depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we rely almost wholly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We expect to enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

We face intense competition and expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

The industrial diamond industry is highly competitive. We will compete with a large number of international diamond manufacturers and wholesalers. These companies may already have an established market in our industry.  Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.  Additionally, there are no significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future.

Adverse changes in general economic or political conditions in any of the countries in which we do business or intend to launch our products could adversely affect our operating results.

If we grow our business to customers located in the United States as well as customers located outside of the United States as we intend, we expect to become subject to the risks arising from adverse changes in both domestic and global economic and political conditions. For example, the direction and relative strength of the United States and international economies remains uncertain due to softness in the housing markets, difficulties in the financial services sector and credit markets and continuing geopolitical uncertainties. If economic growth in the United States and other countries continue to slow, the demand for our customer’s products could decline, which would then decrease demand for our products. Furthermore, if economic conditions in the countries into which our customers sell their products continue to deteriorate, some of our customers may decide to postpone or delay certain development programs, which would then delay their need to purchase our products. This could result in a reduction in sales of our service or in a reduction in the growth of our revenues. Any of these events would likely harm investors view of our business, our results of operations and financial condition.

If we are unable to attract, train and retain technical and financial personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain technical and financial personnel. Recruiting and retaining capable personnel, particularly those with expertise in our chosen industry, are vital to our success. There is substantial competition for qualified technical and financial personnel, and there can be no assurance that we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Corporate insiders or their affiliates may be able to exercise significant control over matters requiring a vote of our stockholders and their interests may differ from the interests of our other stockholders.

Upon the closing of the Acquisition, our directors and officers collectively own approximately 60% of our issued and outstanding common stock.  In addition, one stockholder owns approximately 60% of our issued and outstanding common stock.  As a result, these officers and directors and stockholder are able to exercise significant control over matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Certain transactions are effectively not possible without the approval of these officers and directors and stockholder by virtue of their control over a majority of our outstanding shares, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

Our business depends substantially on the continuing efforts of our executive officers and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially, our Chairman and Chief Science Officer, Alvin A. Snaper. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

              1.          We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

             2.           We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.  As of March 31, 2012 and 2011, our Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert,” one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

              3.            We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

       4.            We did not maintain appropriate cash controls – As of March 31, 2012 and 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

       5.             We did not implement appropriate information technology controls – As at March 31, 2012 and 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

             6.             We have limited segregation of duties which is not consistent with good internal control procedures

             7.             We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of the directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

Risks Related to an Investment in Our Securities

Our board of directors does not intend to declare or pay any dividends to our stockholders in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors the board of directors considers relevant.  There is no plan to pay dividends in the foreseeable future, and if dividends are paid, there can be no assurance with respect to the amount of any such dividend.

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing stockholders and/or have rights and preferences greater than our common stock.

Pursuant to our Articles of Incorporation, we have, as of the date of this Report, 450,000,000 shares of common stock authorized.  As of the Closing Date, we have 73,000,000 shares of common stock issued and outstanding.  As a result, our board of directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which, if issued, could cause substantial dilution to our existing stockholders.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

 Our common stock is not listed on any stock exchange and there is no established market for shares of our common stock. Even if a market for our common stock develops, our common stock could be subject to wide fluctuations.

Our common stock is not listed on any stock exchange. Although our common stock is quoted on the OTCBB marketplace, there is no established public market for shares of our common stock, and almost no trades of our common stock have taken place on the OTCBB. Even if the shares of our common stock may in the future trade on the OTCBB, the liquidity and price of our common stock is expected to be more limited than if such securities were quoted or listed on a national exchange. No assurances can be given that an active public trading market for our common stock will develop or be sustained. If trading of our securities commences on the OTCBB, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in bulletin board stocks and certain major brokerage firms restrict their brokers from recommending bulletin board stocks because they are considered speculative, volatile and thinly traded. Lack of liquidity will limit the price at which shareholders may be able to sell our common stock.

Even if our common stock will in the future trade on the OTCBB, the price of such common stock could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse affect on the stock’s future liquidity.

We expect to experience volatility in our stock price, which could negatively affect shareholders’ investments.

While our common stock is not currently traded, if and when there is an active trading market, the market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

•	quality deficiencies in services or products;
•	international developments, such as technology mandates, political developments or changes in economic policies;
•	changes in recommendations of securities analysts;

•	government regulations, including stock option accounting and tax regulations;
•	energy blackouts;
•	acts of terrorism and war;
•	widespread illness;
•	proprietary rights or product or patent litigation;
•	strategic transactions, such as acquisitions and divestitures; or
•	rumors or allegations regarding our financial disclosures or practices.
•
In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the volatility of our common stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock,” such as our common stock, has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

We lease space for our corporate office at 1000 Bonanza, Las Vegas, Nevada 89106 from our CEO, Alvin Snaper, on a month-to-month basis at a cost of $2,500 per month.  We do not have a written lease with Mr. Snaper.  Our phone number is (702) 382-3385 and our facsimile number is (702) 382-3240.

ITEM 3.     LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock had been quoted on the OTC Bulletin Board since October 15, 2008 under the symbol “SWTR.OB”.  Our name and trading symbol were subsequently changed effective July 9, 2012 to Centaurus Diamond Technologies, Inc. and CTDT respectively.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the quarterly periods indicated below based on our fiscal year end of March 31, 2012. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (April 1, 2011 – June 30, 2011)	$0	$0
Second Quarter (July 1, 2011 – Sept 30, 2011)	$0	$0
Third Quarter (Oct 1, 2011 – Dec 31, 2011)	$0	$0
Fourth Quarter (Jan 1, 2012 – March 31, 2012)	$0	$0

 Record Holders

As of March 31, 2012 and August 3, 2012 an aggregate of 113,525,000 and 73,000,000, respectively, shares of our Common Stock were issued and outstanding and were owned by approximately 5 holders of record.

On June 7, 2012 Jose Maddipilly returned and cancelled 45,000,000 restricted common shares. Also, on June 7, 2012 Jaiju Maliakal returned and cancelled 39,375,000 restricted common shares. When factoring in the stock issued as consideration for the acquisition of assets (see Recent Sales of Unregistered Securities, below), our total issued and outstanding common shares at August 3, 2012 was 73,000,000.

Recent Sales of Unregistered Securities

As more fully described in Item 2.01 on Form 8-K filed on June 11, 2012 (the “Form 8-K”),  in connection with the Acquisition, on the Closing Date we issued a total of 43,850,000 Consideration Shares as consideration for the purchase of the Assets.  Reference is made to the disclosure set forth under Item 2.01 of the Form 8-K, which disclosure is incorporated by reference.  Additionally, on the Closing Date, we simultaneously closed the Private Placement of 1,200,000 shares of our common stock at a price per share of $0.50 and warrants to purchase 1,200,000 shares of our common stock at a exercise price of $0.75 per share, for aggregate gross proceeds of six hundred thousand dollars ($600,000).  We will use a portion of this amount to pay our remaining pre-closing debts, including, but not limited to, all legal and accounting costs associated with the preparation and filing of our Annual Report on Form 10-K for the year ended March 31, 2012.

The Consideration Shares and the shares and warrants issued in the Private Placement were issued in reliance upon Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, and comparable exemptions for sales to “accredited” investors under state securities laws.  The Consideration Shares and the shares and warrants issued in the Private Placement were issued to investors who are “accredited investors,” as such term is defined in Rule 501(a) under the Securities Act, based upon representation made by such investors.
.
Re-Purchase of Equity Securities

None.
Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2012	March 31, 2011
Current Assets	$1,948	$1,948
Current Liabilities	$56,550	$40,279
Working Capital Deficit	$(54,602)	$(38,331)

Cash Flows

	Year Ended	Year Ended
	March 31, 2012	March 31, 2011
Cash Flows from (used in) Operating Activities	$(11,108)	$(9,681)
Cash Flows from (used in) Financing Activities	$11,108	$9,681
Net Increase (decrease) in Cash During Period	$0	$0

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended March 31, 2012 were $16,270 compared with $18,023 for the year ended March 31, 2011. The decrease was due to a decrease in management fees charged by the Company’s CEO, offset by an increase in professional fees.

The net loss for the year ended March 31, 2012 was $16,270 compared with $18,023 for the year ended March 31, 2011. The overall decrease in net loss of $1,753 was due to a decrease in management fees charged by the Company’s CEO, offset by an increase in professional fees.

Liquidity and Capital Resources

As at March 31, 2012, the Company’s cash balance was $1,948 compared to $1,948 as at March 31, 2011 and its total assets were $1,948 compared with $1,948 as at March 31, 2011.

As at March 31, 2012 the Company had total liabilities of $56,550 compared with total liabilities of $40,279 as at March 31, 2011. The increase in total liabilities was attributed to an increase in accounts payable and advances from related parties, which were used to fund the operations of the Company.

As at March 31, 2012, the Company had a working capital deficit of $54,602 compared with a working capital deficit of $38,331 as at March 31, 2011. The increase in working capital deficit was attributed to the costs associated with the Company's ongoing reporting requirements.

Cash flows from Operating Activities

During the year ended March 31, 2012, the Company used $11,108 of cash for operating activities compared to the use of $9,681 of cash for operating activities during the year ended March 31, 2011. The increase in cash flows used for operating activities is attributed to the costs associated with the Company's ongoing reporting requirements.

Cash flows from Investing Activities
During the years ended March 31, 2012 and 2011, the Company did not have any cash transactions related to investing activities.

Cash flows from Financing Activities

During the year ended March 31, 2012, the Company received $11,108 of cash from financing activities compared to $9,681 for the year ended March 31, 2011. In both years these amounts were advances from related parties used to fund the operations of the Company.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

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

Mineral Property Costs

Mineral property acquisition costs are initially capitalized when incurred.  These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable.  Mineral exploration costs are expensed when incurred.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Contractual Obligations
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(A Pre-Exploration Stage Company)
(Formerly Sweetwater Resources, Inc.)
MARCH 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Centaurus Diamond Technologies, Inc.
(Formerly Sweetwater Resources, Inc.)
(A Pre-Exploration Stage Company)

We have audited the accompanying balance sheets of Centaurus Diamond Technologies, Inc. (Formerly Sweetwater Resources, Inc.) (A Pre-Exploration Stage Company) (the Company) as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2012, and for the period July 24, 2007 (date of inception) to March 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centaurus Diamond Technologies, Inc. (Formerly Sweetwater Resources, Inc.) (A Pre-Exploration Stage Company) as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012, and for the period July 24, 2007 (date of inception) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates CPA’s, Inc.
Murray, Utah
August 3, 2012

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Formerly Sweetwater Resources, Inc.)

(A PRE-EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31, 2012	March 31, 2011

ASSETS

Current assets:

Cash	$1,948	$1,948

Total assets	$1,948	$1,948

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts Payable	20,935	$15,773
Advances from Related Parties	35,615	24,506

Total liabilities	56,550	40,279

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock; authorized 450,000,000; $0.001 par value; 113,525,000 shares issued and outstanding at March 31, 2012 and March 31, 2011	113,525	113,525
Paid in capital	(24,725)	(24,725)
Deficit accumulated during the pre-exploration stage	(143,402)	(127,131)
Total stockholders' deficit	(54,602)	(38,331)

Total liabilities and stockholders' deficit	$1,948	$1,948

The accompanying notes are an integral part of these financial statements.

CENTAURUS DIAMOND TECHNOLOGIES, INC. (Formerly Sweetwater Resources, Inc.)
(A PRE-EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended March 31, 2012	For the Year Ended March 31, 2011	From Inception July 24, 2007 to March 31, 2012

Operating Expenses:

General and administrative	$16,271	$18,023	$138,402
Exploration costs	-	-	-
Impairment loss on mineral claims	-	-	5,000
Net loss for the period	$(16,271)	$(18,023)	$(143,402)

Net loss per share:
Basic and diluted	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	113,525,000	113,525,000

The accompanying notes are an integral part of these financial statements.

CENTAURUS DIAMOND TECHNOLOGIES, INC. (Formerly Sweetwater Resources, Inc.)
(A PRE-EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	Equity

BALANCE July 24, 2007 (INCEPTION)	-	$-	$-	$-	$-

Shares issued for cash October 31, 2007	93,750,000	93,750	(90,000)	-	3,750
Shares issued for cash January 31, 2008	19,775,000	19,775	19,775	-	39,550
Capital contribution expense	-	-	6,500	-	6,500
Net loss	-	-	-	(43,183)	(43,183)
BALANCE, MARCH 31, 2008	113,525,000	$113,525	$(63,725)	$(43,183)	$6,617
Capital contribution expense			15,600		15,600
Net Loss				(39,372)	(39,372)
BALANCE, MARCH 31, 2009	113,525,000	$113,525	$(48,125)	$(82,555)	$(17,155)
Capital contribution expense			15,600		15,600
Net Loss				(26,553)	(26,553)
BALANCE MARCH 31, 2010	113,525,000	$113,525	$(32,525)	$(109,108)	$(28,108)
Capital contribution expense			7,800		7,800
Net Loss				(18,023)	(18,023)
BALANCE, MARCH 31, 2011	113,525,000	$113,525	$(24,725)	$(127,131)	$(38,331)
Net Loss				(16,271)	(16,271)
BALANCE, MARCH 31, 2012	113,525,000	$113,525	$(24,275)	$(143,402)	$(54,602)

The accompanying notes are an integral part of these financial statements

CENTAURUS DIAMOND TECHNOLOGIES, INC. (Formerly Sweetwater Resources, Inc.)
(A PRE-EXPLORATION STAGE COMPANY)
STATEMENTS OF CASHFLOWS

	For the Year Ended March 31, 2012	For the Year Ended March 31, 2011	From Inception July 24, 2007 to March 31, 2012

Cash flow from operating activities:
Net loss	$(16,271)	$(18,023)	$(143,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Mineral Property	-	-	5,000
Capital contributions expenses paid by director		$7,800	45,500
(Decrease) Increase in accounts payable	5,162	542	20,935
Net cash used in operating activities	(11,109)	(9,681)	(71,967)

Cash flows from investing activities:
Acquisition of mineral claims	-	-	(5,000)
Net cash used in investing activities	-	-	(5,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	43,300
Advances from related Party	11,109	9,681	35,615
Net cash provided by financing activities	11,109	9,681	78,915

Increase in cash during the period	-		1,948

Cash, beginning of period	1 ,948	1,948	-

Cash, end of period	$1,948	$1,948	$1,948

Supplemental disclosure of cash flow information:
Capital contributions – expenses paid by directors	$-	$7,800	$45,500

The accompanying notes are an integral part of these financial statements

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Formerly Sweetwater Resources, Inc.)
(A Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

NOTE 1.           ORGANIZATION

The Company, Centaurus Diamond Technologies, Inc. was incorporated under the laws of the State of Nevada on July 24, 2007 with the authorized common capital stock of 450,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and is considered to be in the pre-exploration stage.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The company’s deferred tax assets, valuation allowance, and change in valuation allowance is as follows (“NOL” denotes Net Operating Loss):

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Formerly Sweetwater Resources, Inc.)
(A Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes – Continued

Year Ended March 31,	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2008	$43,183	2028	$12,955	$(12,955)	$-
2009	39,372	2029	11,812	(11,812)	-
2010	26,553	2030	7,966	(7,966)	-
2011	18,023	2031	5,407	(5,407)	-
2012	16,271	2032	4,881	(4,881)	-
	$143,402		$43,021	$(43,021)	$-

The total valuation allowance as of March 31, 2012 is $(43,021), which increased by $(4,881) for the year ended March 31, 2012.

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

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Formerly Sweetwater Resources, Inc.)
(A Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Mineral Property Costs

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation.

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Formerly Sweetwater Resources, Inc.)
(A Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3.           ACQUISITION OF MINERAL CLAIM

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

NOTE 4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the years ended March 31, 2012 and 2011, a Director made advances of $11,108 and $9,681, respectively, to the Company.

On March 31, 2012, officers-directors and their families have acquired 74% of the common capital stock issued, have made advances of $24,506, and have made contributions to capital in the form of noncash expenses in the amount of $45,500.

NOTE 5.           CAPITAL STOCK

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

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Formerly Sweetwater Resources, Inc.)
(A Pre-Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 6.           GOING CONCERN

The Company intends to seek business opportunities that will provide a profit.  However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional advances from related parties, and equity funding, which will enable the Company to operate for the coming year.

NOTE 7.          SUBSEQUENT EVENTS

On June 5, 2012 (the "Closing Date"), we closed an asset acquisition pursuant to the terms of the Asset Acquisition Agreement (the "Acquisition Agreement") by and between us and Innovative Sales, a Nevada corporation ("Innovative"), whereby we purchased certain assets of Innovative consisting of a cultured diamond technology patent and related intellectual property (the "Assets") in exchange for:  (a) 43,850,000 shares (the "Consideration Shares") of our restricted common stock (the "Acquisition") (these shares were issued on June 7, 2012), (b) our assumption of certain debt of Innovative in an amount not to exceed $100,000, (c) the satisfaction of all of our debts and liabilities as of the Closing Date, and (d) our simultaneous close on a private placement (the "Private Placement") of our common stock and warrants to purchase shares of our common stock for total gross proceeds of at least $500,000, plus the amount necessary to pay any of our remaining pre-closing debts, including, but not limited to, all legal and accounting costs associated with the preparation and filing of our Annual Report on Form 10-K for the year ended March 31, 2012. For accounting purposes, this is being treated as a reverse merger.

The sole officer and director of Innovative is the new CEO and CFO of the Company, as of June 5, 2012.

On June 7, 2012 Jose Maddipilly returned and cancelled 45,000,000 restricted common shares. Also, on June  7, 2012 Jaiju Maliakal returned and cancelled 39,375,000 restricted common shares, bringing the total Issued and outstanding shares to 74, 200,000.

Effective July 9, 2012, the Company amended its Articles of Incorporation to change its name from “Sweetwater Resources, Inc.” to “Centaurus Diamond Technologies, Inc.” (the “Name Change”).

In connection with the Name Change described in Item 5.03 above, FINRA assigned the Company a new stock symbol, “CTDT.”  This new symbol took effect at the open of business on July 9, 2012.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 and 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 and, 2011 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2012 and 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

            1.   We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

            2.   We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.  As of March 31, 2012 and 2011, our Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert,” one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

     3.  We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

       4.  We did not maintain appropriate cash controls – As of March 31, 2012 and 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

       5.  We did not implement appropriate information technology controls – As at March 31, 2012 and 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

              6. We have limited segregation of duties which is not consistent with good internal control procedures

              7. We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of the directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2012 and 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2012 and 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year, 2012- 2013.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Resignation of Directors and Officers

Effective June 5, 2012, Dr. Jaiju Maliakal  resigned as a member of our Board of Directors.  In addition, on the June 5, 2012  Mr. Jose Madappilly resigned as our President and Chief Executive Officer and Dr. Maliakal resigned as our Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary.  Pursuant to the Acquisition Agreement, Mr. Madappilly will also resign as a member of our Board of Directors.  Mr. Madappilly’s resignation as a director is effective on the sooner of the filing of our Annual Report on Form 10-K for the period ended March 31, 2012 or July 15, 2012.

Appointment of Directors and Officers

On June 5, 2012, Mr. Alvin A. Snaper, P.E. was appointed to our Board of Directors (the “New Director”).  In addition, Mr. Snaper was appointed as our Chief Science Officer, President, Chief Executive Officer, Chief Financial Officer and Secretary.  Mr. Wayne D. Prentice was appointed as our Chief Operating Officer (collectively, the “New Executive Officers”).  The professional history of the New Executive Officers is noted below.

Effective June 26, 2012, the Board of Directors of Sweetwater Resources, Inc., a Nevada corporation (the “Company”) appointed Mr. Arthur Akeroyd as a member of the Company’s Board of Directors.  It is contemplated that Mr. Akeroyd may serve on certain committees of the Company’s Board of Directors, but no such committee appointments have been made at this time.  Mr. Akeroyd has no family relationships with any other executive officers or directors of the Company, or persons nominated or chosen by the Company to become directors or executive officers.  There is no arrangement or understanding pursuant to which Mr. Akeroyd was appointed as a member of the Company’s Board of Directors.  Furthermore, the Company is not aware of any transaction requiring disclosure under Item 404(a) of Regulation S-K.   The professional history of Mr. Akeroyd is noted below.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Alvin Snaper	82	CEO, CFO, President, & Director	June 5, 2012
Wayne Prentice	51	COO , Director	June 20, 2012
Arthur Akeroyd	74	Director	June 26, 2012

The board of directors has no nominating or compensation committee at this time.  The Board of Directors is comprised of only one class.  Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests.  The information below with respect to our directors and executive officers includes each individual’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada General Corporate Law. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Alvin A. Snaper, P.E., Chairman of the Board, Chief Science Officer, President, Chief Executive Officer, Chief Financial Officer and Secretary.

Mr. Snaper currently serves as the sole officer and director of Innovative. In addition to holding patents and modifying existing technologies for laboratory-grown diamonds, Mr. Snaper is the developer of the Company’s proprietary technologies related to cultured industrial diamonds.

Mr. Snaper has founded numerous companies and held management and engineering positions, including: his wholly owned company, Neo-Dyne Research Inc., where he has served as founder and president since 1972 and where he has developed and perfected products based on his patents; at Advanced Patent Technology Inc. where he served as Vice President – Director Research – Corporate Director from approximately 1969 through 1979; at an Independent Consulting firm where he served as founder and became the first multi-technology Registered Engineer licensed in California; at McGraw Colorgraph where he was responsible for overseeing all foreign and domestic testing of photographic systems; and at  Bakelite Division of Union Carbide where he assisted in the development of a pilot plan for plastics manufacture.

Mr. Snaper has served as a Senior Consultant to other major corporations and organizations, including IBM, General Foods, NASA, Boeing, Gillette, Singer, U.S. Air Force, Rocketdyne, General Motors, Lockheed Aircraft, Sanyo, Philips, Gulf Western, Union Carbide, etc. He has been awarded more than 600 patents, many processes and products for signficant industrial products and processes. Some of his inventions and commercial products include the IBM Selectric Type Ball, Tang, the NASA Apollo Photo- Pack, Coating Process for Gillette Razor Blades, and the Electrostatic Painting Process & System for Auto Components Assemblies for General Motors. Mr. Snaper holds the single honor and individual distinction of being recognized with 'Best Patent of the Year' award by Design News magazine, and is the author of numerous technical and scientific papers.

Mr. Snaper is a Professional Engineer ("P.E.") and a B.S. graduate in Geo-Science at McGill University in Montreal, Canada, awarded in 1949. He is also a member of several professional societies, author of numerous articles and technical papers, and the only multiple award recipient of Design News Magazine "Best Patent" award (three total).

We believe that Mr. Snaper’s industry knowledge and business acumen will help the Board and the Company implement its business plans going forward.

Wayne D. Prentice, Chief Operating Officer

Mr. Prentice has over 20 years of direct experience in gemology that includes gem cutting and gemological consulting.  He has been self employed for the past five years as a wholesale dealer and broker of one-of-a-kind gems.

From May 2006 to July 2009, Mr. Prentice was the President of Advanced Diamond Inc., a diamond company that produced and distributed Kimberley Process compliant diamonds in collaboration with diamond manufacturers in Russia and Ukraine. He is also the founder of the Troy Diamond Report® - Global Diamond and Currency Market Guide, an international diamond report and pricing guide that debuted in September of 2007.

Mr. Prentice is the owner of PROPERTYGEMS® Real Estate Brokerage and has held his California Department of Real Estate license since 1998 and his Real Estate Broker license since January 2002.

Mr. Prentice earned a Bachelor of Arts degree in Business Economics from the University of California, Santa Barbara in 1985. He is also a 1986 graduate of the Gemological Institute of America, where he earned in residence a Graduate Gemologist degree. He was employed by the Gemological Institute of America from August of 1986 through September of 1988, as a GIA Resident Instructor of Colored Stones and Gem identification.

We believe that Mr. Prentice’s industry experience and knowledge will aid the Company in achieving its business objectives.

 Arthur Akeroyd, Director

For the past 25 years, Mr. Akeroyd has operated as an independent contractor/consultant on a variety of projects world wide.  At present, Mr. Akeroyd is retained on an “as needed” basis with Raven Swiss AG as an Engineering Manager on several energy projects.  Mr. Akeroyd’s prior employment included working with Hawker Siddeley Aviation from 1963 to 1966. At Hawker, Mr. Akeroyd introduced air squadrons from the United States, the United Kingdom, and the Federal Republic of Germany through flight trials of new and complex systems installed on board the Vertical Take-off and landing air craft known as Kestrel/Harrier as well as the P1154 supersonic VTOL fighter.  From 1966 to 1979, Mr. Akeroyd then joined Lockheed Georgia after cancellation of all projects by the Government of the United Kingdom.  At Lockheed, Mr. Akeroyd was in charge of guiding personnel of various rank and station and from several nations including the United States Air Force and the Royal Air Force of the United Kingdom and bringing such air craft as the C-130K, the C-141 and the C-5A through new development programs often lasting several years. From 1979 to 1985, Mr. Akeroyd then joined Emerson Electric in St .Louis, Missouri and was responsible for new business development and was tasked with seeking and obtaining new business opportunities in the aerospace and communications industries and with reviewing system performance analysis of existing technologies. His work included anticipating future applications for these technologies and future developments while facing dwindling or restricted purchasing budgets universally and managing internal costs and manpower assignments. Mr. Akeroyd was often consulted by the United States Air Force, the US Army, Government agencies and civilian companies including Boeing and North American Aviation. Mr. Akeroyd received a degree in Electrical Engineering from London City University.  We believe that Mr. Akeroyd’s varied talents and multidisciplinary skills will help the Company as it continues to develop.

Identification of Significant Employees

We have no significant employees other than, our Alvin A. Snaper, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director, Arthur Akeroyd, a Director and Wayne D. Prentice, our Chief Operating Officer.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or

(2)
property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(3)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(4)
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(5)
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(6)
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(7)
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(8)
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(9)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the

(10)
Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Our Board of Directors held no formal meetings during the fiscal year ended March 31, 2012.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing nominating or compensation committees, or committees performing similar functions.  Due to the size of our board, our Board of Directors believes that it is not necessary to have standing nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors.  We do not have a nominating or compensation committee charter as we do not currently have such committees.  We do not have a policy for electing members to the board.  Only Mr. Akeroyd can be considered an independent director as defined in the NASD listing standards.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements. Although we have established an Audit Committee, the Company does not have a functioning audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish a functioning audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company and is filed with the SEC on August 17, 2011 as part of the Company’s S-1 that is incorporated by reference hereto as Exhibit 14.01.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended March 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended March 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended March 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by shareholders.  If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.  Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Centaurus Diamond Technologies, Inc. 1000 W. Bonanza Rd., Las Vegas, Nevada 89106.

Board Leadership Structure and Role on Risk Oversight

Alvin A. Snaper currently serves as the Company’s principal executive officer and a director.  The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources.  The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company.

Subsequent to the Acquisition, it is anticipated that the Board of  Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11.  EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended March 31, 2012 and 2011:

Summary Compensation Table
Name and Principal Position	Fiscal Year Ended 3/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jose Maddipilly (1) Former President, CEO, CFO, and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jaiju Maliakal (2) Former Secretary Treasurer and, Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Alvin Snaper (3), President, CEO, CFO, ,and Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Authur Akeroyd (4),Director	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Wayne Prentice(5), COO	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

1. On June 5, 2012  Mr. Jose Madappilly resigned as our President and Chief Executive Officer. Pursuant to the Acquisition Agreement, Mr. Madappilly will also resign as a member of our Board of Directors.  Mr. Madappilly’s resignation as a director will become effective on the sooner of the filing of our Annual Report on Form 10-K for the period ended March 31, 2012 or July 15, 2012.

2. Effective June 5, 2012, Dr. Jaiju Maliakal  resigned as a member of our Board of Directors.

3. On June 5, 2012, Mr. Alvin A. Snaper, P.E. was appointed to our Board of Directors (the “New Director”).  In addition, Mr. Snaper was appointed as our Chief Science Officer, President, Chief Executive Officer, Chief Financial Officer and Secretary.

4.  Mr. Wayne D. Prentice was appointed as our Chief Operating Officer (collectively, the “New Executive Officers”).

5. Effective June 26, 2012, the Board of Directors of Sweetwater Resources, Inc., a Nevada corporation (the “Company”) appointed Mr. Arthur Akeroyd as a member of the Company’s Board of Directors.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended March 31, 2012.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

 We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no compensation for their service on our Board of Directors.

Pension Table

None.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 31, 2012 and July 16, 2012 by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Jose Maddipilly Madappilly House, Elenjhipra, P.O. Chalakudy, Via 680271 Kerala, India	Common	45,000,000	39.64%
Jaiju Maliakal Madappilly House, Elenjhipra, P.O. Chalakudy, Via 680271 Kerala, India	Common	39,375,000	34.76%
All Officers and Directors as a Group (2 Persons)	Common	84,375,000	74.4%

1.
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	Based on 113,525,000 issued and outstanding shares of Common Stock as of March 31, 2012

3.	On June 7, 2012 Jose Maddipilly returned and cancelled 45,000,000 restricted common shares. Also, on June 7, 2012 Jaiju Maliakal returned and cancelled 39, 375,000 restricted common shares.
.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Innovative Sales, Inc. a company controlled by Alvin Snaper 1000 W. Bonanza Rd., Las Vegas, Nevada 89106	Common	43,850,000	59.1%
All Officers and Directors as a Group (1 Person)	Common	43,850,000	59.1%

1. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.  Based on 73,000,000 issued and outstanding shares of Common Stock as of July 16, 2012.

Changes in Control

As more fully described in Item 2.01 on Form 8-K filed on June 11, 2012, incorporated herein by reference, on June 5, 2012, we acquired the Assets from Innovative in exchange for the issuance of the Consideration Shares and the assumption of certain debt of Innovative.  Immediately prior to the Acquisition, we had 73,000,000 shares of common stock issued and outstanding.  As a result of this Acquisition, Innovative will own approximately 60% of our issued and outstanding common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

 On June 5, 2012, we entered into the Acquisition Agreement.  In accordance with the Acquisition Agreement, at the Closing, Innovative received approximately 60% of our issued and outstanding Common Stock.  Mr. Snaper is the sole stockholder of Innovative.

Other than the Acquisition Agreement noted above, there are no transactions, since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the current or former directors or officers had or will have a direct or indirect material interest.  There is no material plan, contract or arrangement (whether or not written) to which any of the current or former directors or officers is a party or in which they participate that is entered into or a material amendment in connection with our appointment of any of the current or former directors or officers, or any grant or award to any of the current or former directors or officers or modification thereto, under any such plan, contract or arrangement in connection with our appointment of any of the current or former directors or officers.

For the years ended March 31, 2012 and 2011, a Director made advances of $11,108 and $9,681, respectively, to the Company.

On March 31, 2012, officers-directors and their families have acquired 74% of the common capital stock issued, have made advances of $24,506, and have made contributions to capital in the form of noncash expenses in the amount of $45,500.

Other than as set forth above, neither Mr. Snaper nor Mr. Prentice held any position with us prior to the Closing Date nor, to our knowledge, has either been involved in any material proceeding adverse to us or any transactions with us or any of our directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no family relationships between any of our former or current officers and directors.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•         Disclosing such transactions in reports where required;

•         Disclosing in any and all filings with the SEC, where required;

•         Obtaining disinterested directors consent; and

•         Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Alvin Snaper is not an independent director because he is also an executive officer of the Company.

According to the NASDAQ definition, Arthur Akeroyd is an independent director because he is not an officer of the Company and is not a beneficial owner of the Common Stock of the Company.

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Business Conduct and Ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended March 31, 2012	Year Ended March 31, 2011
Audit fees	$7,275	$5,300
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,275	$5,300

Audit Fees

During the fiscal years ended March 31, 2011, we incurred approximately $5,300 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2011.

During the fiscal year ended March 31, 2012, we incurred approximately $7,275 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended March 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended March 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and  $0 for the years ended March 31, 2012 and 2011.

PART IV
ITEM 15.   EXHIBITS.

(a)	Exhibits

Exhibit No.	Description
2.1	Asset Acquisition Agreement dated June 5, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 11, 2012)
3.1	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on June 2, 2008)
3.2	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 9, 2012)
3.3	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on June 2, 2008)
10.1
Letter of Intent by and between Sweetwater Resources, Inc. and Centaurus Technologies Inc., dated April 19, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 25, 2012)

10.2	Form of Subscription Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 11, 2012)
10.3	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 11, 2012)
10.4	Transfer Agent and Registrar Agreement (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 2, 2008)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14*
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed herewith.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTAURUS DIAMOND TECHNOLOGIES, INC.

Date:August 9, 2012	By:	/s/Alvin Snaper
Name:Alvin Snaper
Title: Principal Executive Officer & Principal Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alvin Snaper	Director	August 9, 2012
Alvin Snaper

/s/ Arthur Akeroyd	Director	August 9, 2012
Arthur Akeroyd

/s/ Wayne Prentice	Director	August 9, 2012
Wayner Prentice