Form 10-Q
period 2012-06-30
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2012-08-31
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 000-53286

CENTAURUS DIAMOND TECHNOLOGIES, INC.
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a small reporting company)	Small Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock at August 20, 2012 was 73,000,000.

 CENTAURUS DIAMOND TECHNOLOGIES, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on August 10, 2012.

As used in this Form 10-Q, “we,” “us,” and “our” refer to Centaurus Diamond Technologies, Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART 1 – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)

June 30, 2012 and 2011

Index to the Consolidated Financial Statements

Contents	Page(s)
Consolidated Balance Sheets at June 30, 2012 (Unaudited) and March 31, 2012	5

Consolidated Statements of Operations for the Three Months Ended June 30, 2012 and 2011 and for the Period from July 27, 2001 (Inception) through June 30, 2012 (Unaudited)	6

Consolidated Statement of Stockholders’ Equity for the Period from July 27, 2001 (Inception) through June 30, 2012 (Unaudited)	7

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2012 and 2011 and for the Period from July 27, 2001 (Inception) through June 30, 2012 (Unaudited)	8

Notes to the Consolidated Financial Statements (Unaudited)	9-21

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
	June 30, 2012	March 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$434,885	$-
Prepayments and other current assets	17,000	-

Total Current Assets	451,885	-

PROPERTY AND EQUIPMENT
Property and equipment	8,000	-
Accumulated depreciation	-	-

PROPERTY AND EQUIPMENT, net	8,000	-

PATENT
Patent	6,982	6,982
Accumulated amortization	(522)	(435)

PATENT, net	6,460	6,547

Total Assets	$466,345	$6,547

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$6,000	$-
Advances from stockholders	6,225	6,225

Total Current Liabilities	12,225	6,225

Total Liabilities	12,225	6,225

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value: 450,000,000 shares authorized; 73,000,000 and 43,850,000 shares issued and outstanding, respectively	73,000	43,850
Additional paid-in capital	429,033	(40,850)
Deficit accumulated during the development stage	(47,913)	(2,678)
Total Stockholders' Equity	454,120	322

Total Liabilities and Stockholders' Equity	$466,345	$6,547

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			For the period from
	For the three months	For the three months	July 27, 2001 (inception)
	emded June 30, 2012	ended June 30, 2011	through June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expenses
Professional fees	$21,350	$-	$21,350
Rent - related party	2,500	-	2,500
Salary and wages - officers	16,250	-	16,250
General and administrative expenses	5,135	119	7,813

Total operating expenses	45,235	119	47,913

Loss before Income Tax Provision	(45,235)	(119)	(47,913)

Income Tax Provision	-	-	-

Net Loss	$(45,235)	$(119)	$(47,913)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	51,857,505	43,850,000

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from July 27, 2001 (Inception) through June 30, 2012
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Balance, July 27, 2001 (inception)	-	$-	$-	$-	$-

Common shares issued for cash upon formation	43,850,000	43,850	(40,850)		3,000

(Net loss for the period from July 27, 2001 (inception) through March 31, 2010				(1,520)	1,520)

Balance, March 31, 2010	43,850,000	43,850	(40,850)	(1,520)	1,480

Net loss				(778)	(778)

Balance, March 31, 2011	43,850,000	43,850	(40,850)	(2,298)	702

Net loss				(380)	(380)

Balance, March 31, 2012	43,850,000	43,850	(40,850)	(2,678)	322

Reverse acqusition adjustment	27,950,000	27,950	(183,519)		(155,569)

Forgiveness of debt from former stockholders			54,602		54,602

Issuance of equity units for cash at $0.50 per unit on June 5, 2012	1,200,000	1,200	598,800		600,000

Net loss				(45,235)	(45,235)

Balance, June 30, 2012	73,000,000	$73,000	$429,033	$(47,913)	$454,120

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the period from
	For the three months	For the three months	Juy 27, 2001 (inception)
	ended June 30, 2012	ended June 30, 2011	through June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,235)	$(119)	$(47,913)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	87	87	522
Changes in operating assets and liabilities:
Prepayments and other current assets	(17,000)	-	(17,000)
Accrued expenses and other current liabilities	6,000	-	6,000

Net cash used in operating activities	(56,148)	(32)	(58,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition	(100,967)	-	(100,967)
Purchases of property and equipment	(8,000)	-	(8,000)
Patent application costs	-	-	(6,982)

Net cash used in investing activities	(108,967)	-	(115,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (repayment made to) stockholders	-	-	6,225
Proceeds from sale of common stock	600,000	-	600,000
Capital contribution	-	-	3,000

Net cash provided by financing activities	600,000	-	609,225

Net change in cash	434,885	(32)	434,885

Cash at beginning of the period	-	32	-

Cash at end of the period	$434,885	$-	$434,885

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)
June 30, 2012 and 2011
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Centaurus Diamond Technologies, Inc. (Formerly Sweetwater Resources, Inc.)

Sweetwater Resources, Inc. (“Sweeter”) was incorporated under the laws of the State of Nevada on July 24, 2007.

On July 9, 2012, Sweetwater amended its Articles of Incorporation and changed its name to Centaurus Diamond Technologies, Inc. (“Centaurus” or the “Company”).

Innovative Sales

Innovative Sales (“Innovative”) was incorporated on July 27, 2001 under the laws of the State of Nevada.  The Company engages in the business of research and development of industrial grade cultured diamonds that are chemically, optically and physically the same as their natural counterparts.

Acquisition of Innovative Sales Treated as a Reverse Acquisition

On June 5, 2012 (the “Closing Date”), the Company closed an asset acquisition pursuant to the terms of the Asset Acquisition Agreement (the “Acquisition Agreement”) by and between the Company and Innovative, whereby the Company acquired all of the assets of Innovative consisting of a cultured diamond technology patent and related intellectual property (the “Assets”) in exchange for:  (a) 43,850,000 shares (the “Consideration Shares”) of Centaurus’s restricted common stock (the “Acquisition”) (these shares were issued on June 7, 2012), (b) Centaurus’s assumption of certain debt of Innovative in an amount not to exceed $100,000, (c) the satisfaction of all of Centaurus’s debts and liabilities as of the Closing Date, and (d) Centaurus’s simultaneous close on a private placement (the “Private Placement”) of Centaurus’s common stock and warrants to purchase shares of Centaurus’s common stock for gross proceeds of at least $500,000, plus the amount necessary to pay any of Centaurus’s remaining pre-closing debts, including, but not limited to, all legal and accounting costs associated with the preparation and filing of Centaurus’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  The shares issued represented approximately 60.1% of the issued and outstanding common stock immediately after the consummation of the Acquisition Agreement.

As a result of the ownership interests of the former stockholder of Innovative, for financial statement reporting purposes, the merger between the Company and Innovative has been treated as a reverse acquisition with Innovative deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction and the net assets of Innovative (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Innovative which are recorded at their historical cost.  The equity of the Company is the historical equity of Innovative retroactively restated to reflect the number of shares issued by the Company in the transaction.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of Innovative for the fiscal year ended March 31, 2012 and notes thereto contained in the Company’s Amendment No. 1 to its Current Report on Form 8-K/A filed with the SEC on August 21, 2012.

Principles of Consolidation

The consolidated financial statements include all accounts of the Company as of June 30, 2012 and for the period from June 5, 2012 (date of acquisition) through June 30, 2012 and Innovative Sales as of June 30, 2012 and 2011 and for the interim period then ended.

All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification.  The Company is still devoting substantially all of its efforts on establishing the business and still qualifies as a development stage company.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment and patent; expected term of share options and similar instruments, expected volatility of the entity’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

 Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepayments and other current assets, accrued expenses and other current liabilities approximate their fair values because of the short maturity of the instrument.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholder, if any, due to their related party nature.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, and patent, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Fiscal Year End

The Company elected March 31st as its fiscal year ending date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) to seven (7) years.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Patent

The Company follows the guidelines as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification for patent.  For acquired patents the Company records the costs to acquire patents as patent and amortizes the patent acquisition cost over its remaining legal life, or estimated useful life, or the term of the contract, whichever is shorter. For internal developed patents, all costs incurred to the point when a patent application is to be filed are expended as incurred as research and development expense; patent application costs, generally legal costs, thereafter incurred are capitalized, which are to be amortized once the patents are granted or expended if the patent application is rejected. The Company amortizes the internal developed patents over the shorter of the expected useful lives or the legal lives of the patents, which are generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents from the date when the patents are granted. The costs of defending and maintaining patents are expended as incurred. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of products upon commencing operations.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Department of the Treasury’s daily treasury yield curve rates in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Tax Provision

The Company follows paragraph 740-10-30-2 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL.  Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years.  The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

		Potentially Outstanding Dilutive Common Shares
		For the Interim Period Ended June 30, 2012	For the Interim Period Ended June 30, 2011

Warrants

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance.		1,200,000	-

Sub-total: warrants		1,200,000	-

Total potentially outstanding dilutive common shares		1,200,000	-
%	%

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012, a net loss and net cash used in operating activities for the interim period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position, if any, may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to commence explorations and generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation at June 30, 2012 and March 31, 2012, consisted of the following:

	June 30, 2012	March 31, 2012

Property and equipment	$8,000	$-
Accumulated depreciation	(-)	(-)

	$8,000	$-

Depreciation Expense

The Company acquired property and equipment on June 27, 2012 and started to depreciate as of July 1, 2012.

Note 5 – Patent

The Company started its U.S. patent application process on June 20, 2006 and obtained the U.S. patent (U.S. Patent No.: 007854823B2) on December 21, 2010.  Patent application costs of $6,982, primarily legal costs, incurred during the patent application process were capitalized and are being amortized over the expected useful life of 20 years as of January 1, 2011.

Patent, stated at cost, less accumulated amortization at June 30, 2012 and March 31, 2012, consisted of the following:

	June 30, 2012	March 31, 2012

Patent	$6,982	$6,982
Accumulated amortization	(522)	(435)

	$6,460	$6,547

Amortization Expense

Amortization expense for the interim period ended June 30, 2012 and 2011 was $87 each, respectively.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Alvin Snaper	Chairman, CEO and majority stockholder of the Company

Wayne D. Prentice	Chief Operating Officer

Advances from Chairman, CEO and Majority Stockholder

From time to time, the chairman, CEO and majority stockholder of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Advances from chairman, CEO and majority stockholder at June 30, 2012 and March 31, 2012 consisted of the following:

	June 30, 2012	March 31, 2012

Advances from chairman, CEO and majority stockholder	$6,225	$6,225

	$6,225	$6,225

Operating Lease from Chairman and CEO

On June 5, 2012 the Company leased office spaces for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106 from its Chairman and CEO, Alvin Snaper, at $2,500 per month on a month-to-month basis.

Note 7 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of capital stock which the Company is authorized to issue is four hundred fifty million (450,000,000) shares with a par value of $0.001, all of which are designated as Common Stock.

Common Stock

Immediately prior to the consummation of the Acquisition Agreement on June 5, 2012, the Company had 113,525,000 common shares issued and outstanding.

Upon consummation of the Acquisition Agreement on June 5, 2012, the then majority stockholders of the Company surrendered 85,575,000 shares of the Company’s common stock which was cancelled upon receipt and the Company issued 43,750,000 shares of its common stock pursuant to the terms and conditions of the Acquisition Agreement.

Sale of Common Stock or Equity Units

On June 5, 2012 the Company issued (i) 1,200,000 shares of its common stock and (ii) warrants to purchase 1,200,000 shares of common stock with an exercise price of $0.75 per share expiring two (2) years from the date of issuance. The units were sold at $0.50 per unit consisting one common share and the warrant to purchase one common share for an aggregate of $600,000, $475,200 and $124,800 of which were allocated as the relative fair value of the common stock and warrants, respectively.

Additional Paid-in Capital

Upon consummation of the Acquisition Agreement on June 5, 2012, the then majority stockholders of the Company assumed the accounts payable of $20,935.50, forgave their advances of $35,614.50, net of cash of $1,948 pursuant to the terms and conditions of the Acquisition Agreement, which was recorded as additional paid-in capital.

Warrants

June 5, 2012 Issuances

On June 5, 2012, the Company issued (i) warrants to purchase 1,200,000 shares of the Company’s common stock to an institutional investor with an exercise price of $0.75 per share expiring two (2) years from the date of issuance in connection with the sale of common shares.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

June 5, 2012

Expected life (year)	2

Expected volatility (*)	69.96%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.68%

* As a thinly traded stock it is not practicable for the Company to estimate the expected volatility of its share price.  The Company selected all of the three (3) comparable public companies listed on NYSEAmex and NASDAQ Capital Market within the synthetic or cultured diamond manufacturing industry which the Company engages in to calculate the expected volatility.  The Company calculated those three (3) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The aggregate relative fair value of the warrants issued in March 2012 using the Black-Scholes Option Pricing Model was $124,800 at the date of issuance.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities through June 30, 2012:
	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2012	-	-	-	-	-

Granted	1,200,000	0.75	0.75	124,800	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2012	1,200,000	0.75	0.75	124,800	-

Earned and exercisable, June 30, 2012	1,200,000	0.75	0.75	124,800	-

Unvested, June 30, 2012	-	-	-	-	-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.75	1,200,000	5.00	$0.75	1,200,000	5.00	$0.75

$0.75	1,200,000	5.00	$0.75	1,200,000	5.00	$0.75

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

Overview

We were incorporated under the laws of the State of Nevada on July 24, 2007 under the name “Sweetwater Resources, Inc.”  On June 5, 2012 (the “Closing Date”), we closed an asset acquisition pursuant to the terms of the Asset Acquisition Agreement (the “Acquisition Agreement”) by and between us and Innovative Sales, a Nevada corporation (“Innovative”), whereby we purchased certain assets of Innovative (the “Acquisition”) consisting of a cultured diamond technology patent and related intellectual property (the “Assets”) in exchange for:  (a) 43,850,000 shares (the “Consideration Shares”) of our restricted common stock (the “Acquisition”) (these shares were issued on June 7, 2012), and (b) our assumption of certain debt of Innovative in an amount not to exceed $100,000.  On June 7, 2012 certain shareholders surrendered, in aggregate, 85,575,000 shares of the Company’s common stock for cancellation as part of the Acquisition Agreement. On July 9, 2012, we amended our Articles of Incorporation to change our name from “Sweetwater Resources, Inc.” to “Centaurus Diamond Technologies, Inc.”

As a result of the Acquisition, we are now in the early stages of researching and developing our technology for the manufacture of industrial grade cultured diamonds that are chemically, optically and physically the same as their natural counterparts.  Our goal is to develop our technology to the point where we are able to produce industrial diamonds for specialty markets.   At present, our technology is unproven and not ready for commercial exploitation.

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

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with the financial statements of Innovative for the fiscal year ended March 31, 2012 and notes thereto contained in the Company’s Amendment No. 1 to its Current Report on Form 8-K/A filed with the SEC on August 21, 2012.

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenue

Our revenue for the three months ended June 30, 2012 totaled $0, and $0 for the three months ended June 30, 2011. This lack in revenue was primarily due to the Company still being in the development stage.

Operating Expenses

Our operating expenses for the three months ended June 30, 2012 were $45,235 as compared to $119 for the three months ended June 30, 2011. This increase in operating expenses was primarily due to an increase of professional fees associated with the merger of Innovative Sales and Centaurus Diamond Technologies Inc., rent expenses, salary and wages for our officers and general and administrative expenses. Here are the details by expense category:

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	Variance - Amounts	Variance - % (*)

Professional fees	21,350	-	21,350	N.M.

Rent – related party	2,500	-	2,500	N.M.

Salary and wages - officers	16,250	-	16,250	N.M.

General and administrative expenses	5,135	119	5,016	N.M.

Total operating expenses	$45,235	$119	$45,116	N.M.

(*) N.M. – Not meaningful.

Net income (loss)

A net loss of $45,235 resulted for the three months ended June 30, 2012 compared to net loss of $119 for the three months ended June 30, 211, an increase of $45,116.

Liquidity and Capital Resources

Overview

On June 5, 2012, we closed a private placement of 1,200,000 shares of our common stock at a price per share of $0.50 and warrants to purchase 1,200,000 shares of our common stock at an exercise price of $0.75 per share, for aggregate gross proceeds of six hundred thousand dollars ($600,000).  We have used a portion of this amount to pay our remaining pre-closing debts, including, but not limited to, all legal and accounting costs associated with the preparation and filing of our Annual Report on Form 10-K for the year ended March 31, 2012.

As of June 30, 2012, we had cash and cash equivalents of $434,885 and working capital of $422,660. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through the next 12 months and we have no short term plans to raise additional funds.    We are currently focused on developing a prototype process for our technology.  As we proceed to commercialize our product, we may seek additional debt or equity financing to assist with manufacturing and distribution.

To meet our future objectives, we will need to meet our revenue objectives and sell additional equity and debt securities, which could result in dilution to current shareholders, or seek additional loans. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Our current cash requirements are moderate and will be used for development, and we anticipate to generate losses.  In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts.  Our management anticipates that we should be able to raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our long-term obligations.  However, changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. We anticipate continued and additional development and production expenses.  Accordingly, while we do not have any short-term plans to conduct any debt or equity financings, we may in the future use debt and equity financing to fund operations, as we look to expand our asset base and fund development and production of our products.

There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.  Any failure to secure additional financing may force the Company to modify its business plan.  In addition, we cannot be assured of profitability in the future.

Net cash provided by (used in) operating activities

Net cash used in operating activities for the three months ended June 30, 2012 was $56,148 compared to net cash used in operating activities of US$32 for the three months ended June 30, 2011. This increase in cash used in operating activities was primarily due to an increase in professional fees associated with the merger of Innovative sales and Centaurus Diamond Technologies Inc., rent expenses, salary and wages for our officers and general and administrative expenses. Here are the details by expense category:

Net cash provided by (used in) investing activities

Net cash used in investing activities for the three months ended June 30, 2012 was $108,967 compared to net cash used in investing activities for the three months ended June 30, 2011 of $0. The majority of these funds were used for the costs of the merger of Innovative Sales and Centaurus Diamond Technologies Inc.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended June 30, 2012 was $600,000. Cash provided by financing activities for the three months ended June 30, 2011 was $0. The increase in cash provided by financing activities was as a result of the Company receiving $600,000 in funding via private placement.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to it or that engages in leasing, hedging or research and development services with it.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the financial statements included in this Quarterly Report.

Use of Estimates and Assumptions

The Company’s significant estimates include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment and patent; expected term of share options and similar instruments, expected volatility of the entity’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

 Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepayments and other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of the instrument.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholder, if any, due to their related party nature.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, and patent, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Property and Equipment

Property and equipment is recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) to seven (7) years.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Patent

The Company follows the guidelines as set out in paragraph 350-30-25-3 and paragraph 350-30-35-6 of the FASB Accounting Standards Codification for patent.  For acquired patents the Company records the costs to acquire patents as patent and amortizes the patent acquisition cost over its remaining legal life, or estimated useful life, or the term of the contract, whichever is shorter. For internal developed patents, all costs incurred to the point when a patent application is to be filed are expended as incurred as research and development expense; patent application costs, generally legal costs, thereafter incurred are capitalized, which are to be amortized once the patents are granted or expended if the patent application is rejected. The Company amortizes the internal developed patents over the shorter of the expected useful lives or the legal lives of the patents, which are generally 17 to 20 years for domestic patents and 5 to 20 years for foreign patents from the date when the patents are granted. The costs of defending and maintaining patents are expended as incurred. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of products upon commencing operations.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Department of the Treasury’s daily treasury yield curve rates in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 3.                     QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) who is also our Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2012, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

1)
We do not have a functioning audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

2)
We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.  Our current Chief Financial Officer, Mr. Alvin A. Snaper, has considerable business experience; however, he is not familiar with U.S. GAAP.

3)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

4)
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

5)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                   RISK FACTORS

Not applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

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

10.2	Form of Subscription Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 11, 2012)
10.3	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 11, 2012)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14*
32	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
__________________
* Filed herewith.
**To be filed by amendment

..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Registrant)

Date: August 30, 2012	/s/Alvin A. Snaper
Alvin A. Snaper Chief Executive Officer, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)