Form 10-Q/A
period 2012-06-30
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2012-09-13
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

 EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to Centaurus Diamond Technologies, Inc.’s quarterly report on Form 10–Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 31, 2012 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

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
__________________
* Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Registrant)

Date: September 10, 2012	/s/Alvin A. Snaper
Alvin A. Snaper Chief Executive Officer, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)