Form 10-Q
period 2012-09-30
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2012-11-26
CIK 1435163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes      . No   X  .

The number of shares outstanding of the registrant’s common stock at August 20, 2012 was 73,000,000.

Explanatory Note

The Company is filing this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Form 10-Q”) in reliance on the relief granted by the Securities and Exchange Commission’s Order dated November 14, 2012 (Release No. 68224).  The Company was unable to complete XBRL tagging of its Quarterly Report within the prescribed time period because of the effects of Hurricane Sandy, which directly affected the offices of the Company’s accountants located in Skillman, New Jersey and delayed the availability of the Company’s financial statements.  As a result, the Company is filing such Quarterly Report today and is relying on the exemption provided by Release No. 68224 for the subsequent filing of the related XBRL files.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)

September 30, 2012 and 2011

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2012 (Unaudited) and March 31, 2012	5

Consolidated Statements of Operations for the Three Months and Six Months Ended September 30, 2012 and 2011 and for the Period from July 27, 2001 (Inception) through September 30, 2012 (Unaudited)	6

Consolidated Statement of Stockholders' Equity for the Period from July 27, 2001 (Inception) through September 30, 2012 (Unaudited)	7

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2012 and 2011 and for the Period from July 27, 2001 (Inception) through September 30, 2012 (Unaudited)	8

Notes to the Consolidated Financial Statements (Unaudited)	9

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2012	March 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$238,486	$-
Prepayments and other current assets	28,750	-

Total Current Assets	267,236	-

PROPERTY AND EQUIPMENT
Property and equipment	8,000	-
Accumulated depreciation	(400)	-

PROPERTY AND EQUIPMENT, net	7,600	-

PATENT
Patent	6,982	6,982
Accumulated amortization	(609)	(435)

PATENT, net	6,373	6,547

Total Assets	$281,209	$6,547

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$-	$-
Advances from stockholders	6,225	6,225

Total Current Liabilities	6,225	6,225

Total Liabilities	6,225	6,225

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value: 450,000,000 shares authorized; 73,000,000 and 43,850,000 shares issued and outstanding, respectively
	73,000	43,850
Additional paid-in capital	429,033	(40,850)
Deficit accumulated during the development stage	(227,049)	(2,678)

Total Stockholders' Equity	274,984	322

Total Liabilities and Stockholders' Equity	$281,209	$6,547

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

					For the Period from
	For the Six	For the Three	For the Six	For the Three	July 27, 2001
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) through
	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expenses
Professional fees	$97,371	$71,854	$-	$-	$97,371
Rent - related party	7,500	5,000	-	-	7,500
Research and development	31,060	31,060	-	-	31,060
Salary and wages - officers	37,500	21,250	-	-	37,500
General and administrative expenses	50,940	49,972	206	87	53,618

Total operating expenses	224,371	179,136	206	87	227,049

Loss before Income Tax Provision	(224,371)	(179,136)	(206)	(87)	(227,049)

Income Tax Provision	-	-	-	-	-

Net Loss	$(224,371)	$(179,136)	$(206)	$(87)	$(227,049)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted
	62,485,595	73,000,000	43,850,000	43,850,000

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from July 27, 2001 (Inception) through September 30, 2012
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Balance, July 27, 2001 (inception)	-	$-	$-	$-	$-

Common shares issued for cash upon formation	43,850,000	43,850	(40,850)	-	3,000

Net loss for the period from July 27, 2001 (inception) through March 31, 2010
	-	-	-	(1,520)	(1,520)

Balance, March 31, 2010	43,850,000	43,850	(40,850)	(1,520)	1,480

Net loss	-	-	-	(778)	(778)

Balance, March 31, 2011	43,850,000	43,850	(40,850)	(2,298)	702

Net loss	-	-	-	(380)	(380)

Balance, March 31, 2012	43,850,000	43,850	(40,850)	(2,678)	322

Reverse acqusition adjustment	27,950,000	27,950	(183,519)	-	(155,569)

Forgiveness of debt from former stockholders	-	-	54,602	-	54,602

Issuance of equity units for cash at $0.50 per unit on June 5, 2012
	1,200,000	1,200	598,800	-	600,000

Net loss	-	-	-	(224,371)	(224,371)

Balance, September 30, 2012	73,000,000	$73,000	$429,033	$(227,049)	$274,984

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Six	For the Six	July 27, 2001
	Months Ended	Months Ended	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(224,371)	$(206)	$(227,049)
	-
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	400	-	400
Amortization expense	174	174	609
Changes in operating assets and liabilities:
Prepayments and other current assets	(28,750)	-	(28,750)

Net cash used in operating activities	(252,547)	(32)	(254,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in acquisition	(100,967)	-	(100,967)
Purchases of property and equipment	(8,000)	-	(8,000)
Patent application costs	-	-	(6,982)

Net cash used in investing activities	(108,967)	-	(115,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (repayment made to) stockholders	-	-	6,225
Proceeds from sale of equity units	600,000	-	600,000
Capital contribution	-	-	3,000

Net cash provided by financing activities	600,000	-	609,225

Net change in cash	238,486	(32)	238,486

Cash at beginning of the period	-	32	-

Cash at end of the period	$238,486	$-	$238,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)

September 30, 2012 and 2011

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Centaurus Diamond Technologies, Inc. (Formerly Sweetwater Resources, Inc.)

Sweetwater Resources, Inc. ("Sweeter") was incorporated under the laws of the State of Nevada on July 24, 2007.

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

Acquisition of Innovative Sales Treated as a Reverse Acquisition

On June 5, 2012 (the "Closing Date"), the Company closed an asset acquisition pursuant to the terms of the Asset Acquisition Agreement (the "Acquisition Agreement") by and between the Company and Innovative, whereby the Company acquired all of the assets of Innovative consisting of a cultured diamond technology patent and related intellectual property (the "Assets") in exchange for:  (a) 43,850,000 shares (the "Consideration Shares") of Centaurus's restricted common stock (the "Acquisition") (these shares were issued on June 7, 2012), (b) Centaurus's assumption of certain debt of Innovative in an amount not to exceed $100,000, (c) the satisfaction of all of Centaurus's debts and liabilities as of the Closing Date, and (d) Centaurus's simultaneous close on a private placement (the "Private Placement") of Centaurus's common stock and warrants to purchase shares of Centaurus's common stock for gross proceeds of at least $500,000, plus the amount necessary to pay any of Centaurus's remaining pre-closing debts, including, but not limited to, all legal and accounting costs associated with the preparation and filing of Centaurus's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  The shares issued represented approximately 60.1% of the issued and outstanding common stock immediately after the consummation of the Acquisition Agreement.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of the Company as of September 30, 2012 and for the period from June 5, 2012 (date of acquisition) through September 30, 2012 and Innovative Sales as of September 30, 2012 and 2011 and for the interim periods then ended.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, and prepayments and other current assets, approximate their fair values because of the short maturity of the instrument.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

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

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding
	Dilutive Common Shares

	For the Interim Period Ended	For the Interim Period Ended
	30-Sep-12	30-Sep-11

Warrants

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	1,200,000	-

Sub-total: warrants	1,200,000	-

Total potentially outstanding dilutive common shares	1,200,000	-

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at September 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation, consisted of the following:

	September 30, 2012	March 31, 2012

Property and equipment	$8,000	$-

Accumulated depreciation	(400)	(-)

	$7,600	$-

Depreciation Expense

The Company acquired property and equipment on June 27, 2012 and started to depreciate as of July 1, 2012. Depreciation expense for the interim period ended September 30, 2012 was $400.

Note 5 – Patent

The Company started its U.S. patent application process on June 20, 2006 and obtained the U.S. patent (U.S. Patent No.: 007854823B2) on December 21, 2010.  Patent application costs of $6,982, primarily legal costs, incurred during the patent application process were capitalized and are being amortized over the expected useful life of 20 years as of January 1, 2011.

Patent, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2012	March 31, 2012

Patent	$6,982	$6,982

Accumulated amortization	(609)	(435)

	$6,460	$6,547

Amortization Expense

Amortization expense for the interim period ended September 30, 2012 and 2011 was $174 each, respectively.

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

Operating Lease from Chairman and CEO

On June 5, 2012 the Company leased office spaces for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106 from its Chairman and CEO, Alvin Snaper, at $2,500 per month on a month-to-month basis, effective June 15, 2012.

Note 7 – Stockholders' Equity

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

Upon consummation of the Acquisition Agreement on June 5, 2012, the then majority stockholders of the Company surrendered 85,575,000 shares of the Company's common stock which was cancelled upon receipt and the Company issued 43,850,000 shares of its common stock pursuant to the terms and conditions of the Acquisition Agreement.

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

*

As a thinly traded stock it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected all of the three (3) comparable public companies listed on NYSE MKT and NASDAQ Capital Market within the synthetic or cultured diamond manufacturing industry which the Company engages in to calculate the expected volatility. The Company calculated those three (3) comparable companies’ historical volatility over the expected life of the options or warrants and averaged them as its expected volatility.

The aggregate relative fair value of the warrants issued in March 2012 using the Black-Scholes Option Pricing Model was $124,800 at the date of issuance.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2012	-	$-	$-	$-	$-

Granted	1,200,000	0.75	0.75	124,800	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2012	1,200,000	0.75	0.75	124,800	$-

Earned and exercisable, September 30, 2012	1,200,000	0.75	0.75	124,800	$-

Unvested, September 30, 2012	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.75	1,200,000	1.68	$0.75	1,200,000	1.68	$0.75

$0.75	1,200,000	1.68	$0.75	1,200,000	1.68	$0.75

Note 8 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 9 – Subsequent Events

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

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenue

Our revenue for the three months ended September 30, 2012 totaled $0, and $0 for the three months ended September 30, 2011. This lack in revenue was primarily due to the Company still being in the development stage.

Operating Expenses

Our operating expenses for the three months ended September 30, 2012 were $179,136 as compared to $87 for the three months ended September 30, 2011. This increase in operating expenses was primarily due to an increase of professional fees associated with the merger of Innovative Sales and Centaurus Diamond Technologies Inc., rent expenses, salary and wages for our officers and general and administrative expenses. Here are the details by expense category:

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	Variance – Amounts	Variance – % (*)

Professional fees	71,084	-	71,084	N.M.

Rent – related party	5,000	-	5,000	N.M.

Salary and wages - officers	21,250	-	21,250	N.M.

Research and development	31,060	-	31,060	N.M.

General and administrative expenses	49,972	87	49,885	N.M.

Total operating expenses	$179,136	$87	$179,049	N.M.

(*) N.M. – Not meaningful.

Net income (loss)

A net loss of $179,136 resulted for the three months ended September 30, 2012 compared to net loss of $87 for the three months ended September 30, 211, an increase of $179,049.

Comparison of the Six Months Ended September 30, 2012 and 2011

Revenue

Our revenue for the six months ended September 30, 2012 totaled $0, and $0 for the three months ended September 30, 2011. This lack in revenue was primarily due to the Company still being in the development stage.

Operating Expenses

Our operating expenses for the six months ended September 30, 2012 were $224,371 as compared to $206 for the six months ended September 30, 2011. This increase in operating expenses was primarily due to an increase of professional fees associated with the merger of Innovative Sales and Centaurus Diamond Technologies Inc., rent expenses, salary and wages for our officers and general and administrative expenses. Here are the details by expense category:

	For the Six Months Ended September 30, 2012	For the Six Months Ended September 30, 2011	Variance – Amounts	Variance – % (*)

Professional fees	97,371	-	97,371	N.M.

Rent – related party	7,500	-	7,500	N.M.

Salary and wages - officers	31,060	-	31,060	N.M.

Research and development	37,500	-	37,500	N.M.

General and administrative expenses	50,940	206	50,734	N.M.

Total operating expenses	$224,371	$206	$224,165	N.M.

(*) N.M. – Not meaningful.

Net income (loss)

A net loss of $224,371 resulted for the six months ended September 30, 2012 compared to net loss of $206 for the six months ended September 30, 211, an increase of $224,165.

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

As of September 30, 2012, we had cash and cash equivalents of $267,236 and working capital of $260,981. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through the next 12 months and we have no short term plans to raise additional funds.    We are currently focused on developing a prototype process for our technology.  As we proceed to commercialize our product, we may seek additional debt or equity financing to assist with manufacturing and distribution.

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

Net cash provided by (used in) operating activities

Net cash used in operating activities for the six months ended September 30, 2012 was $252,547 compared to net cash used in operating activities of $32 for the six months ended September 30, 2011. This increase in cash used in operating activities was primarily due to an increase in professional fees associated with the merger of Innovative sales and Centaurus Diamond Technologies Inc., rent expenses, salary and wages for our officers and general and administrative expenses. Here are the details by expense category:

Net cash provided by (used in) investing activities

Net cash used in investing activities for the six months ended September 30, 2012 was $108,967 compared to net cash used in investing activities for the six months ended September 30, 2011 of $0. The majority of these funds were used for the costs of the merger of Innovative Sales and Centaurus Diamond Technologies Inc.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended September 30, 2012 was $600,000. Cash provided by financing activities for the six months ended September 30, 2011 was $0. The increase in cash provided by financing activities was as a result of the Company receiving $600,000 in funding via private placement.

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

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

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

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Department of the Treasury's daily treasury yield curve rates in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Registrant)

Date: November 19, 2012	/s/Alvin A. Snaper
Alvin A. Snaper Chief Executive Officer, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)