Form 10-Q
period 2012-12-31
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2013-02-21
CIK 1435163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer .	Accelerated filer .

Non-accelerated filer . (Do not check if a small reporting company)	Small Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes       . No   X .

The number of shares outstanding of the registrant’s common stock at February 19, 2013 was 73,000,000.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)

December 31, 2012 and 2011

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at December 31, 2012 (Unaudited) and March 31, 2012	5

Consolidated Statements of Operations for the Nine and Three Months Ended December 31, 2012 and 2011 and for the Period from July 27, 2001 (Inception) through December 31, 2012 (Unaudited)	6

Consolidated Statement of Stockholders' Equity for the Period from July 27, 2001 (Inception) through December 31, 2012 (Unaudited)	7

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2012 and 2011 and for the Period from July 27, 2001 (Inception) through December 31, 2012 (Unaudited)	8

Notes to the Consolidated Financial Statements (Unaudited)	9

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2012	March 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$100,751	$-
Prepayments and other current assets	6,750	-

Total Current Assets	107,501	-

PROPERTY AND EQUIPMENT
Property and equipment	8,000	-
Accumulated depreciation	(800)	-

PROPERTY AND EQUIPMENT, net	7,200	-

PATENT
Patent	6,982	6,982
Accumulated amortization	(696)	(435)

PATENT, net	6,286	6,547

Total Assets	$120,987	$6,547

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$-	$-
Advances from stockholders	6,225	6,225

Total Current Liabilities	6,225	6,225

Total Liabilities	6,225	6,225

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value: 450,000,000 shares authorized; 73,000,000 and 43,850,000 shares issued and outstanding, respectively	73,000	43,850
Additional paid-in capital	429,033	(40,850)
Deficit accumulated during the development stage	(387,271)	(2,678)

Total Stockholders' Equity	114,762	322

Total Liabilities and Stockholders' Equity	$120,987	$6,547

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
					For the Period from
					July 27, 2001
	For the Nine	For the Three	For the Nine	For the Three	(inception)
	Months Ended	Months Ended	Months Ended	Months Ended	through
	December 31, 2012	December 31, 2012	December 31, 2011	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	125,234	27,863	-	-	125,234
Rent - related party	17,500	10,000	-	-	17,500
Research and development	93,060	62,000	-	-	93,060
Salary and wages - officers	54,613	17,113	-	-	54,613
General and administrative expenses	94,186	43,246	293	87	96,864

Total operating expenses	384,593	160,222	293	87	387,271

Loss before Income Tax Provision	(384,593)	(160,222)	(293)	(87)	(387,271)

Income Tax Provision	-	-	-	-	-

Net Loss	$(384,593)	$(160,222)	$(293)	$(87)	$(387,271)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding: - basic and diluted	66,004,000	73,000,000	43,850,000	43,850,000

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from July 27, 2001 (Inception) through December 31, 2012
(Unaudited)

	Common Stock,
	$0.001 Par Value		Additional	Deficit Accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Balance, July 27, 2001 (inception)	-	$-	$-	$-	$-

Common shares issued for cash upon formation	43,850,000	43,850	(40,850)	-	3,000

Net loss for the period from July 27, 2001 (inception) through March 31, 2010	-	-	-	(1,520)	(1,520)

Balance, March 31, 2010	43,850,000	43,850	(40,850)	(1,520)	1,480

Net loss				(778)	(778)

Balance, March 31, 2011	43,850,000	43,850	(40,850)	(2,298)	702

Net loss				(380)	(380)

Balance, March 31, 2012	43,850,000	43,850	(40,850)	(2,678)	322

Reverse acquisition adjustment	27,950,000	27,950	(183,519)	-	(155,569)

Forgiveness of debt from former stockholders	-	-	54,602	-	54,602

Issuance of equity units for cash at $0.50 per unit on June 5, 2012	1,200,000	1,200	598,800	-	600,000

Net loss	-	-	-	(384,593)	(384,593)

Balance, December 31, 2012	73,000,000	$73,000	$429,033	$(387,271)	$114,762

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	July 27, 2001
	Ended	Ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(384,593)	$(293)	$(387,271)
	-
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	800	-	800
Amortization expense	261	261	696
Changes in operating assets and liabilities:
Prepayments and other current assets	(6,750)	-	(6,750)

Net cash used in operating activities	(390,282)	(32)	(392,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in acquisition	(100,967)	-	(100,967)
Purchases of property and equipment	(8,000)	-	(8,000)
Patent application costs	-	-	(6,982)

Net cash used in investing activities	(108,967)	-	(115,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (repayment made to) stockholders	-	-	6,225
Proceeds from sale of equity units	600,000	-	600,000
Capital contribution	-	-	3,000

Net cash provided by financing activities	600,000	-	609,225

Net change in cash	100,751	(32)	100,751

Cash at beginning of the period	-	32	-

Cash at end of the period	$100,751	$-	$100,751

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-
See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)

December 31, 2012 and 2011

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

As a result of the controlling financial interest of the former stockholder of Innovative, for financial statement reporting purposes, the merger between the Company and Innovative has been treated as a reverse acquisition with Innovative deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification.  The reverse acquisition is deemed a capital transaction and the net assets of Innovative (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Innovative which are recorded at their historical cost.  The equity of the Company is the historical equity of Innovative retroactively restated to reflect the number of shares issued by the Company in the transaction.

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

The Company's consolidated subsidiary and/or entity is as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Innovative Sales	The State of Nevada	July 27, 2001	100%

The consolidated financial statements include all accounts of the Company as of December 31, 2012 and for the period from June 5, 2012 (date of acquisition) through December 31, 2012 and Innovative Sales as of December 31, 2012 and 2011 and for the interim periods then ended.

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

• ·

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

• ·

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

• ·

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

• ·

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2012 or 2011.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding
	Dilutive Common Shares

	For the Interim Period Ended December 31, 2012	For the Interim Period Ended December 31, 2011

Warrants

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	1,200,000	-

Sub-total: warrants	1,200,000	-

Total potentially outstanding dilutive common shares	1,200,000	-

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation, consisted of the following:

	December 31, 2012	March 31, 2012

Property and equipment	$8,000	$-

Accumulated depreciation	(800)	(-)

	$7,200	$-

Depreciation Expense

The Company acquired property and equipment on June 27, 2012 and started to depreciate as of July 1, 2012. Depreciation expense for the interim period ended December 31, 2012 was $800.

Note 5 – Patent

The Company started its U.S. patent application process on June 20, 2006 and obtained the U.S. patent (U.S. Patent No.: 007854823B2) on December 21, 2010.  Patent application costs of $6,982, primarily legal costs, incurred during the patent application process were capitalized and are being amortized over the expected useful life of 20 years as of January 1, 2011.

Patent, stated at cost, less accumulated amortization, consisted of the following:

	December 31, 2012	March 31, 2012

Patent	$6,982	$6,982

Accumulated amortization	(696)	(435)

	$6,460	$6,547

Amortization Expense

Amortization expense for the interim period ended December 31, 2012 and 2011 was $261 each, respectively.

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

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2012	-	$-	$-	$-	$-

Granted	1,200,000	0.75	0.75	124,800	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2012	1,200,000	0.75	0.75	124,800	$-

Earned and exercisable, December 31, 2012	1,200,000	0.75	0.75	124,800	$-

Unvested, December 31, 2012	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.75	1,200,000	1.42	$0.75	1,200,000	1.42	$0.75

$0.75	1,200,000	1.42	$0.75	1,200,000	1.42	$0.75

Note 8 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

Comparison of the Three Months Ended December 31, 2012 and 2011

Revenue

Our revenue for the three months ended December 31, 2012 totaled $0, and $0 for the three months ended December 31, 2011. This lack in revenue was primarily due to the Company still being in the development stage.

Operating Expenses

Our operating expenses for the three months ended December 31, 2012 were $160,222 as compared to $87 for the three months ended December 31, 2011. This increase in operating expenses was primarily due to an increase of professional fees associated with the merger of Innovative Sales and Centaurus Diamond Technologies Inc., rent expenses, salary and wages for our officers and general and administrative expenses. Here are the details by expense category:

	For the Three Months Ended December 31, 2012	For the Three Months Ended December 31, 2011	Variance - Amounts	Variance - % (*)

Professional fees	27,863	-	27,863	N.M.

Rent – related party	10,000	-	10,000	N.M.

Salary and wages - officers	17,113	-	17,113	N.M.

Research and development	62,000	-	62,000	N.M.

General and administrative expenses	43,246	87	43,159	N.M.

Total operating expenses	$160,222	$87	$160,135	N.M.

(*) N.M. – Not meaningful.

Net income (loss)

A net loss of $160,222 resulted for the three months ended December 31, 2012 compared to net loss of $87 for the three months ended December 31, 211, an increase of $160,135.

Comparison of the Nine Months Ended December 31, 2012 and 2011

Revenue

Our revenue for the nine months ended December 31, 2012 totaled $0, and $0 for the nine months ended December 31, 2011. This lack in revenue was primarily due to the Company still being in the development stage.

Operating Expenses

Our operating expenses for the nine months ended December 31, 2012 were $384,593 as compared to $293 for the nine months ended December 31, 2011. This increase in operating expenses was primarily due to an increase of professional fees associated with the merger of Innovative Sales and Centaurus Diamond Technologies Inc., rent expenses, salary and wages for our officers and general and administrative expenses. Here are the details by expense category:

	For the Nine Months Ended December 31, 2012	For the Nine Months Ended December 31, 2011	Variance - Amounts	Variance - % (*)

Professional fees	125,234	-	125,234	N.M.

Rent – related party	17,500	-	17,500	N.M.

Salary and wages - officers	54,613	-	54,613	N.M.

Research and development	93,060	-	93,060	N.M.

General and administrative expenses	94,186	293	93,893	N.M.

Total operating expenses	$384,593	$293	$384,300	N.M.

(*) N.M. – Not meaningful.

Net income (loss)

A net loss of $384,593 resulted for the nine months ended December 31, 2012 compared to net loss of $293 for the nine months ended December 31, 2011, an increase of $384,300.

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

As of December 31, 2012, we had cash and cash equivalents of $100,781 and working capital of $94,556. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through the next 12 months and we have no short term plans to raise additional funds. We are currently focused on developing a prototype process for our technology.  As we proceed to commercialize our product, we may seek additional debt or equity financing to assist with manufacturing and distribution.

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

Net cash provided by (used in) operating activities

Net cash used in operating activities for the nine months ended December 31, 2012 was $390,282 compared to net cash used in operating activities of $32 for the nine months ended December 31, 2011. This increase in cash used in operating activities was primarily due to an increase in professional fees associated with the merger of Innovative sales and Centaurus Diamond Technologies Inc., rent expenses, salary and wages for our officers and general and administrative expenses.

Net cash provided by (used in) investing activities

Net cash used in investing activities for the nine months ended December 31, 2012 was $108,967 compared to net cash used in investing activities for the nine months ended December 31, 2011 of $0. The majority of these funds were used for the costs of the merger of Innovative Sales and Centaurus Diamond Technologies Inc.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended December 31, 2012 was $600,000. Cash provided by financing activities for the nine months ended December 31, 2011 was $0. The increase in cash provided by financing activities was as a result of the Company receiving $600,000 in funding via private placement.

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

• ·

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

• ·

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

• ·

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

• ·

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) who is also our Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2012, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Registrant)

Date: February 20, 2013	/s/Alvin A. Snaper
Alvin A. Snaper Chief Executive Officer, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)