Form 10-K
period 2013-03-31
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2013-07-15
CIK 1435163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

Commission File No. 000-53286

CENTAURUS DIAMOND TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	71-1050559
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 W. Bonanza Rd.

Las Vegas, Nevada 89106

(Address of principal executive offices, zip code)

(702) 382-3385

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

At September 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $2,190,000.  At July 10, 2013, there were 73,000,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.  At March 31, 2013, the end of the Registrant’s most recently completed fiscal year, there were 73,000,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

CENTAURUS DIAMOND TECHNOLOGIES, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Centaurus Diamond Technologies, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the  “Company”, “Centaurus Diamond Technologies, Inc.”, “Centaurus Diamond Technologies,” “we”, “us,” or “our” are to Centaurus Diamond Technologies, Inc.

PART I

ITEM 1.

BUSINESS

Recent Reverse Merger

On June 5, 2012 (the “Closing Date”), we closed an asset acquisition pursuant to the terms of the Asset Acquisition Agreement (the “Acquisition Agreement”) by and between us and Innovative Sales, a Nevada corporation (“Innovative”), whereby we purchased certain assets of Innovative consisting of a cultured diamond technology patent and related intellectual property (the “Assets”) in exchange for (a) 43,850,000 shares (the “Consideration Shares”) of our restricted common stock (the “Acquisition”), (b) our assumption of certain debt of Innovative in an amount not to exceed $100,000, (c) the satisfaction of all of our debts and liabilities as of the Closing Date, and (d) our simultaneous close on a private placement (the “Private Placement”) of our common stock and warrants to purchase shares of our common stock for total gross proceeds of at least $500,000, plus the amount necessary to pay any of our remaining pre-closing debts, including, but not limited to, all legal and accounting costs associated with the preparation and filing of our Annual Report on Form 10-K for the year ended March 31, 2012.

As a result of the Acquisition, Innovative received the Consideration Shares, representing approximately 60% of our 73,000,000 issued and outstanding shares of common stock, which includes the 1,200,000 shares of our common stock issued in connection with the simultaneous closing of the Private Placement.  The Acquisition Agreement contains customary representations, warranties, and conditions to closing.  The foregoing description of the terms and conditions of the Acquisition Agreement and the transactions contemplated thereunder that are material to us does not purport to be complete and is qualified in its entirety by reference to the full text of the Acquisition Agreement. A copy of the Acquisition Agreement is attached hereto as Exhibit 2.1, and is incorporated herein by reference.

Prior to the Acquisition, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder (“Exchange Act”).  Accordingly, pursuant to the requirements of Item 2.01(f) of Form 8-K, set forth below is the information that would be required if the Registrant were filing a general form for registration of securities on Form 10 under the Exchange Act, for the Registrant’s common stock, which is the only class of its securities subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act upon consummation of the Acquisition.

Overview

We are in the early stages of researching and developing our technology for the manufacture of industrial grade cultured diamonds that are chemically, optically and physically the same as their natural counterparts.  These man-made or “cultured” diamonds can be sold for a fraction of the price of a natural diamond.  Currently, there are other technologies capable of producing limited quantities of cultured diamonds for both industrial and gemstone markets.  Our goal is to develop our technology to the point where we are able to produce industrial diamonds for specialty markets.   At present, our technology is unproven and not ready for commercial exploitation.

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

(1970)

General Electric’s R&D first “gem quality” diamond was produced utilizing their belt-press, originally designed by Dr. H. Tracy Hall.  GE’s high-pressure/high-temperature (HPHT) method never entered into a commercial production.

(1986)

Sumitomo introduced its high-pressure / high-temperature (HPHT) belt-press technology for producing mono-crystal diamonds for utilization in electronics.  The color of the crystals are primarily brownish-Yellow to greenish-Yellow.   Sumitomo’s diamonds reached the jewelry market in limited supply.

(1993)

Chatham Created Gems announces a joint venture with Russians to grow diamond developed by a small sized press, known as the BARS Press. This press is capable of economically of maintaining 850,000 pounds per square inch and temperatures of 2000-3000 degrees Fahrenheit in conjunction with other equipment. With a growth cycle of approximately 50 hours for 1 carat, the jewelry industry expected production to quickly hit the market, but the joint venture eventually fell apart. Today Chatham produces and markets Fancy Yellow, Blue and Pink diamonds in conjunction with their other “Created Gems,” Emeralds, Sapphires and Rubies. For more information visit: http://www.chatham.com

(1996)	The Gemesis Corporation announced a venture would work in conjunction with the Russians and the University of Florida’s materials science and engineering department.

(1999)	Dr. Robert Linares of Apollo Diamond Inc. files patent application on Tunable CVD Diamond Structures.

(2003)

Gemesis company founder Carter Clarke speaking at the Rapaport Diamond Conference says his company plans to produce 7,000 carats a year, but with 24 operational diamond presses they produce 200 stones per month in the range of 3 carats in rough each (600 carats/month).  Clarke stressed consumer prices for the synthetic yellows would fall well below prices for natural intense and vivid yellow diamonds, while being above simulated stones such as cubic zirconia and moissanite.  For more information visit:  http://www.gemesis.com

(2005)

Dr. Robert Linares of Apollo Diamond Inc. is issued patent 6,858,080 for their Tunable CVD Diamond Structures technology.  Apollo’s goals are to initially work with the gem diamond business and to capitalize their work with the semiconductor and optical manufacturers for building prototype devices.  Production Capability in 2003 was 20 carats/week.   A target of 100-200 carats/week was projected for 2004 with tens of thousands of carats annually being projected for following years. For more information visit:  http://www.apollodiamond.com

(2005)

Researchers at the Carnegie Institution’s Geophysical Laboratory learned to produce 10-carat, half-inch thick single-crystal  diamonds at rapid growth rates (100 micrometers per hour) using a chemical vapor deposition (CVD) process.  This size is approximately five times that of commercially available diamonds produced by the standard high-pressure/high-temperature (HPHT) method and other CVD techniques.  For more information visit: http://www.carnegieinstitution.org

(2005)

The Gemesis Corporation appointed former CanadaMark manager, Clark McEwen, as vice president of marketing to lead brand development.  McEwen said “After studying the opportunity that cultured diamonds represented to the diamond industry, I found Gemesis to be the clear leader and I wanted to associate myself with the company that would ultimately define and drive this category.” In his new role, McEwen will work alongside former Lazare Kaplan International’s vice president of sales, Chuck Meyer, who is now Gemesis’ vice president of worldwide sales.  ”Clark’s experience from mining to rough to retail make him the perfect fit for Gemesis,” said David Hellier, president and CEO of Gemesis.

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

Because of its unique combination of thermal and chemical stability, low thermal expansion and high optical transparency in a wide spectral range, synthetic diamond is becoming the most popular material for optical windows in high-power CO 2  lasers and gyrotrons. Numerous opportunities are expected to arise due to the increase in activity in the semiconductor portion of the electronic capital equipment and general industrial markets.  Though not an initial goal and although no funds have been allotted, we believe some of our technology developed through the “cultured” gem endeavor will have an impact on these markets.

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

Plan of Operations

To date we have not generated any revenue. The operations of Innovative have historically been funded by its founder and sole shareholder, Alvin A. Snaper, through advances from Mr. Snaper.  From time to time, Mr. Snaper has advanced funds to Innovative for working capital purposes.

Our current cash requirements are moderate and will be used for development, and we anticipate generating losses.  In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts.  We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements for the next eight (8) months and we have no short term plans to raise additional funds.  We are currently focused on developing a prototype process for our technology.  As we proceed to commercialize our product, we may seek additional debt or equity financing to assist with manufacturing and distribution. There is no guarantee we will be successful in raising capital or obtaining loans in the future, or upon terms that are favorable or satisfactory to us, and any failure could have a material adverse effect on our business objectives and operations.

Since inception, Innovative has had on-going operations, including creating a strategic plan, identifying significant employees and management, drafting and filing a patent, negotiating terms with manufacturers and designers and developing a marketing plan.

Our current and future operations are and will be focused on researching and developing our technology for the manufacture of industrial grade cultured diamonds that are chemically, optically and physically the same as their natural counterparts, the integration of the intellectual property we have acquired through the Acquisition, and the continued evaluation of potential strategic acquisitions and/or partnerships.

Our first year after Closing will be dedicated to research and development, with the goal being the creation of a commercially viable production process derived from our proprietary technology.

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

Regulations

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

 Further, we are subject to national and local environmental laws in the United States. We are committed to meeting all applicable environmental compliance requirements. Environmental compliance costs are not expected to have a material impact on our capital expenditures, earnings or competitive position.

Employees

We currently have 2 employees.  There are no employment agreements currently in place.  We anticipate that we will need to hire additional personnel to assist in our research and development program over the course of the next twelve months.

Executive Offices

We lease space for our corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106 from our CEO, Alvin Snaper, on a month-to-month basis at a cost of $2,500.00 per month.  We do not have a written lease with Mr. Snaper.  Our phone number is (702) 382-3385 and our facsimile number is (702) 382-3240.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.

RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our current business address is 1000 W. Bonanza, Las Vegas, Nevada 89106.  We lease space for our corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106 from our CEO, Alvin Snaper, on a month-to-month basis at a cost of $2,500.00 per month. We do not have a written lease with Mr. Snaper.  Our phone number is (702) 382-3385 and our facsimile number is (702) 382-3240.

ITEM 3.

LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.

MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since July 17, 2012, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB tier of OTC Markets.  The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB.  The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended March 31, 2013	$0.02	$0.01
Three Months Ended December 31, 2012	$0.04	$0.01
Three Months Ended September 30, 2012	$0.07	$0.02

TRANSFER AGENT

Our transfer agent is Action Stock Transfer Corporation, whose address is 2469 E. Fort Union Blvd., Salt Lake City, Utah 84121, and whose telephone number is (801) 274-1088.

HOLDERS

As of March 31, 2013, the Company had 73,000,000 shares of our common stock issued and outstanding held by approximately 47 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2013.

ITEM 6.

SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Centaurus Diamond Technologies, Inc. was incorporated in the State of Nevada on July 24, 2007 and has a fiscal year end of March 31.  We are a development stage Company.  Implementing our planned business operation is dependent on our ability to raise approximately $3,000,000.

Going Concern

To date the Company has little operations and no revenues, and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the implement our initial business plan, as described in this Form 10-K.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from the proceeds of share subscriptions. For the fiscal year ended March 31, 2013, we raised a total of $600,000 from private offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

To date we have not generated any revenue. The operations of Innovative have historically been funded by its founder and sole shareholder, Alvin A. Snaper, through advances from Mr. Snaper.  From time to time, Mr. Snaper has advanced funds to Innovative for working capital purposes.

Our current cash requirements are moderate and will be used for development, and we anticipate generating losses.  In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts.  We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements for the next eight (8) months and we have no short term plans to raise additional funds.  We are currently focused on developing a prototype process for our technology.  As we proceed to commercialize our product, we may seek additional debt or equity financing to assist with manufacturing and distribution. There is no guarantee we will be successful in raising capital or obtaining loans in the future, or upon terms that are favorable or satisfactory to us, and any failure could have a material adverse effect on our business objectives and operations.

Since inception, Innovative has had on-going operations, including creating a strategic plan, identifying significant employees and management, drafting and filing a patent, negotiating terms with manufacturers and designers and developing a marketing plan.

Our current and future operations are and will be focused on researching and developing our technology for the manufacture of industrial grade cultured diamonds that are chemically, optically and physically the same as their natural counterparts, the integration of the intellectual property we have acquired through the Acquisition, and the continued evaluation of potential strategic acquisitions and/or partnerships.

Our first year after Closing will be dedicated to research and development, with the goal being the creation of a commercially viable production process derived from our proprietary technology.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $467,188 in expenses from inception through March 31, 2013.

For the year ended March 31, 2013, we incurred $464,510 in operating expenses, comprised of $60,813 in consulting fees, $131,809 in professional fees, $25,000 of rent paid to our President, $120,433 in research and development, $67,498 in salary and wages and $58,958 in general and administrative expenses.  For the year ended March 31, 2012, we incurred $380 in operating expenses, consisting of $380 in general and administrative expenses.

Our net loss since inception (July 27, 2001) through March 31, 2013 was $467,188.  The following table provides selected financial data about our company for the years ended March 31, 2013 and 2012.

Balance Sheet Data	March 31, 2013	March 31, 2012
Cash and Cash Equivalents	$22,832	$-0-
Total Assets	$25,332	$-0-
Total Liabilities	$3,486	$6,225
Shareholders’ Equity	$38,331)	$6,547

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to March 31, 2013, the Company had accumulated losses of $467,188.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had a cash balance of $22,832. Our expenditures over the next 12 months are expected to be approximately $60,000.

At March 31, 2013 our cash position decreased to $16,654 from $100,751 at December 31, 2012, to fund operations.

We must raise approximately $3,000,000, to complete our plan of operation for the next 12 months.  Additionally, we anticipate spending an additional $25,000 on general and administration expenses and complying with reporting obligations, and general administrative costs.   Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our business and our business will fail.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiary and/or entity is as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Innovative Sales	The State of Nevada	July 27, 2001	100%

The consolidated financial statements include all accounts of the Company as of March 31, 2013 and for the period from June 5, 2012 (date of acquisition) through March 31, 2013 and Innovative Sales as of March 31, 2013 and 2012 and for the periods then ended.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended March 31, 2013 or 2012.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For Fiscal Year Ended March 31, 2013	For Fiscal Year Ended March 31, 2012

Warrant Shares

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	1,200,000	-

Total potentially outstanding dilutive common shares	1,200,000	-

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.

FINANCIAL STATEMENTS

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)

March 31, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at March 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the Fiscal Year Ended March 31, 2013 and 2012 and for the Period from July 27, 2001 (Inception) through March 31, 2013	F-4

Consolidated Statement of Stockholders' Equity for the Period from July 27, 2001 (Inception) through March 31, 2013	F-5

Consolidated Statements of Cash Flows for the Fiscal Year Ended March 31, 2013 and 2011 and for the Period from July 27, 2001 (Inception) through March 31, 2013	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Centaurus Diamond Technologies, Inc., a development stage company, (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years then ended and for the period from July 27, 2001 (inception) through March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years then ended and for the period from July 27, 2001 (inception) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013 and a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

July 15, 2013

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2013	March 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$22,832	$-
Prepayments and other current assets	2,500	-

Total Current Assets	25,332	-

PROPERTY AND EQUIPMENT
Property and equipment	8,000	-
Accumulated depreciation	(1,200)	-

PROPERTY AND EQUIPMENT, net	6,800	-

PATENT
Patent	6,982	6,982
Accumulated amortization	(783)	(435)

PATENT, net	6,199	6,547

Total Assets	$38,331	$6,547

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$-	$-
Advances from stockholders	3,486	6,225

Total Current Liabilities	3,486	6,225

Total Liabilities	3,486	6,225

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001: 450,000,000 shares authorized; 73,000,000 and 43,850,000 shares issued and outstanding, respectively
	73,000	43,850
Additional paid-in capital	429,033	(40,850)
Deficit accumulated during the development stage	(467,188)	(2,678)

Total Stockholders' Equity	34,845	322

Total Liabilities and Stockholders' Equity	$38,331	$6,547

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For the Fiscal Year Ended March 31, 2013	For the Fiscal Year Ended March 31, 2012	For the Period From July 27, 2001 inception (through) March 31, 2013

Net Revenues	$-	$-	$-

Operating Expenses
Consulting fees	60,813	-	60,813
Professional fees	131,809	-	131,809
Rent - related party	25,000	-	25,000
Research and development	120,433	-	120,433
Salary and wages - officers	67,498	-	67,498
General and administrative expenses	58,958	380	61,636

Total operating expenses	464,510	380	467,188

Loss before Income Tax Provision	(464,510)	(380)	(467,188)

Income Tax Provision	-	-	-

Net Loss	$(464,510)	$(380)	$(467,188)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding: - basic and diluted
	67,729,680	43,850,000

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from July 27, 2001 (Inception) through March 31, 2013

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Balance, July 27, 2001 (inception)	-	$-	$-	$-	$-

Common shares issued for cash upon formation	43,850,000	43,850	(40,850)	-	3,000

Net loss for the period from July 27, 2001 (inception) through March 31, 2010	-	-	-	(1,520)	(1,520)

Balance, March 31, 2010	43,850,000	43,850	(40,850)	(1,520)	1,480

Net loss	-	-	-	(778)	(778)

Balance, March 31, 2011	43,850,000	43,850	(40,850)	(2,298)	702

Net loss	-	-	-	(380)	(380)

Balance, March 31, 2012	43,850,000	43,850	(40,850)	(2,678)	322

Reverse acquisition adjustment	27,950,000	27,950	(183,519)	-	(155,569)

Forgiveness of debt from former stockholders	-	-	54,602	-	54,602

Issuance of equity units for cash at $0.50 per unit on June 5, 2012	1,200,000	1,200	598,800	-	600,000

Net loss	-	-	-	(464,510)	(464,510)

Balance, March 31, 2013	73,000,000	$73,000	$429,033	$(467,188)	$34,845

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended March 31, 2013	For the Year Ended March 31, 2012	For the Period from July 27, 2001 (inception) through March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(464,510)	$(380)	$(467,188)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,200	-	1,200
Amortization expense	348	348	783
Changes in operating assets and liabilities:
Prepayments and other current assets	(2,500)	-	(2,500)

Net cash used in operating activities	(465,462)	(32)	(467,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in acquisition	(100,967)	-	(100,967)
Purchases of property and equipment	(8,000)	-	(8,000)
Patent application costs	-	-	(6,982)

Net cash used in investing activities	(108,967)	-	(115,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (repayment made to) stockholders	(2,739)	-	3,486
Proceeds from sale of equity units	600,000	-	600,000
Capital contribution	-	-	3,000

Net cash provided by financing activities	597,261	-	606,486

Net change in cash	22,832	(32)	22,832

Cash at beginning of the period	-	32	-

Cash at end of the period	$22,832	$-	$22,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)

March 31, 2013 and 2012

Notes to the Consolidated Financial Statements

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiary and/or entity is as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Innovative Sales	The State of Nevada	July 27, 2001	100%

The consolidated financial statements include all accounts of the Company as of March 31, 2013 and for the period from June 5, 2012 (date of acquisition) through March 31, 2013 and Innovative Sales as of March 31, 2013 and 2012 and for the periods then ended.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended March 31, 2013 or 2012.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For Fiscal Year Ended March 31, 2013	For Fiscal Year Ended March 31, 2012

Warrant Shares

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	1,200,000	-

Total potentially outstanding dilutive common shares	1,200,000	-

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013, a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations, further implement its business plan and generate sufficient revenues, the Company’s cash position, if any, may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to commence explorations, further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation, consisted of the following:

	March 31, 2013	March 31, 2012

Property and equipment	$8,000	$-

Accumulated depreciation	(1,200)	(-)

	$6,800	$-

Depreciation Expense

The Company acquired property and equipment on June 27, 2012 and started to depreciate as of July 1, 2012. Depreciation expense was $1,200 for the fiscal year ended March 31, 2013.

Note 5 – Patent

The Company started its U.S. patent application process on June 20, 2006 and obtained the U.S. patent (U.S. Patent No.: 007854823B2) on December 21, 2010.  Patent application costs of $6,982, primarily legal costs, incurred during the patent application process were capitalized and are being amortized over the expected useful life of 20 years as of January 1, 2011.

Patent, stated at cost, less accumulated amortization, consisted of the following:

	March 31, 2013	March 31, 2012

Patent	$6,982	$6,982

Accumulated amortization	(783)	(435)

	$6,199	$6,547

Amortization Expense

Amortization expense was $348 each for the fiscal year ended March 31, 2013 and 2012, respectively.

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

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2012	-	$-	$-	$-	$-

Granted	1,200,000	0.75	0.75	124,800	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, March 31, 2013	1,200,000	0.75	0.75	124,800	$-

Earned and exercisable, March 31, 2013	1,200,000	0.75	0.75	124,800	$-

Unvested, March 31, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.75	1,200,000	1.18	$0.75	1,200,000	1.18	$0.75

$0.75	1,200,000	1.18	$0.75	1,200,000	1.18	$0.75

Note 8 – Income Tax Provision

Deferred tax assets

At March 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $467,188 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $158,844 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $158,844.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $157,022 and $129 for the fiscal year ended March 31, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	March 31, 2013	March 31, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	157,933	911

Less valuation allowance	(157,933)	(911)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended March 31, 2013	For the Fiscal Year Ended March 31, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2013.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2013, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•

Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed by Alvin Snaper, our President, who is also our principal accounting officer and principal financial officer, Mr. Snaper concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of March 31, 2103.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of March 31, 2013 are as follows:

Name	Age	Position	Since
Alvin A. Snaper, P.E.	82	Chairman, Chief Science Officer, Chief Executive Officer, Chief Financial Officer, President and Secretary	May 2012
Wayne D. Prentice	51	Chief Operating Officer	2012

Alvin A. Snaper, P.E., Chairman of the Board, Chief Science Officer, President, Chief Executive Officer, Chief Financial Officer and Secretary.

Mr. Snaper currently serves as the sole officer and director, positions he has held since May 2012.  In addition to holding patents and modifying existing technologies for laboratory-grown diamonds, Mr. Snaper is the developer of the Company’s proprietary technologies related to cultured industrial diamonds.

Mr. Snaper has founded numerous companies and held management and engineering positions, including: his wholly owned company, Neo-Dyne Research Inc., where he currently serves as the founder and president, positions he has held since 1972, and where he has developed and perfected products based on his patents; at Advanced Patent Technology Inc. where he served as Vice President – Director Research – Corporate Director from approximately 1969 through 1979; at an Independent Consulting firm where he served as founder and became the first multi-technology Registered Engineer licensed in California; at McGraw Colorgraph where he was responsible for overseeing all foreign and domestic testing of photographic systems; and at  Bakelite Division of Union Carbide where he assisted in the development of a pilot plan for plastics manufacture.

Mr. Snaper has served as a Senior Consultant to other major corporations and organizations, including IBM, General Foods, NASA, Boeing, Gillette, Singer, U.S. Air Force, Rocketdyne, General Motors, Lockheed Aircraft, Sanyo, Philips, Gulf Western, Union Carbide, etc. He has been awarded more than 600 patents, many processes and products for significant industrial products and processes. Some of his inventions and commercial products include the IBM Selectric Type Ball, Tang, the NASA Apollo Photo- Pack, Coating Process for Gillette Razor Blades, and the Electrostatic Painting Process & System for Auto Components Assemblies for General Motors. Mr. Snaper holds the single honor and individual distinction of being recognized with ‘Best Patent of the Year’ award by Design News magazine, and is the author of numerous technical and scientific papers.

Mr. Snaper is a Professional Engineer (“P.E.”) and a B.S. graduate in Geo-Science at McGill University in Montreal, Canada, awarded in 1949. He is also a member of several professional societies, author of numerous articles and technical papers, and the only multiple award recipient of Design News Magazine “Best Patent” award (three total).

Wayne D. Prentice, Chief Operating Officer

Mr. Prentice has over 20 years of direct experience in gemology that includes gem cutting and gemological consulting.  He has been self employed for the past five years as a wholesale dealer and broker of one-of-a-kind gems.

From May 2006 to July 2009, Mr. Prentice was the President of Advanced Diamond Inc., a diamond company that produced and distributed Kimberley Process compliant diamonds in collaboration with diamond manufacturers in Russia and Ukraine. He is also the founder of the Troy Diamond Report® - Global Diamond and Currency Market Guide , an international diamond report and pricing guide that debuted in September of 2007.

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

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.  Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, which member does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee.  The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2013, our executive officers, directors and greater-than-ten percent stockholders have not complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.

EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended March 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended March 31, for the fiscal year ended as indicated.

						Non-Equity
Name and						Incentive	Nonqualified
Principal				Stock	Option	Plan	Deferred	All Other
Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	Compensation($)	Compensation($)	Compensation($)	Total($)
Alvin Snaper (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Wayne Prentice (2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1) Chairman of the Board, Chief Science Officer, President, Chief Executive Officer, Chief Financial Officer and Secretary.

(2)  Chief Operating Officer.

None of our directors have received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of March 31, 2013:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Alvin Snaper	0	0	0	0	0	0	0

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 73,000,000 shares of our common stock issued and outstanding as of March 31, 2013.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner (1)	Owned Beneficially	Class Owned

Common Stock:	Alvin Snaper (2)	43,850,000	59.1%
	Wayne Prentice (3)	-0-	0%
All executive officers and directors as a group		43,850,000	59.1%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o Centaurus Diamond Technologies, Inc., 1000 W. Bonanza, Las Vegas, Nevada 89106.

(2) Chairman of the Board, Chief Science Officer, President, Chief Executive Officer, Chief Financial Officer and Secretary.

(3)  Chief Operating Officer.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2013 and 2012, the total fees charged to the company for audit services, including quarterly reviews were $18,500 and $7,275, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-151339), as filed with the Securities and Exchange Commission on June 2, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date: July 15, 2013	By:	/s/ Alvin Snaper
		Name:	Alvin Snaper
		Title:	President and Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-151339), as filed with the Securities and Exchange Commission on June 2, 2008.