Form 10-Q
period 2013-06-30
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2013-08-19
CIK 1435163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

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

_____________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Smaller reporting company    X .

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

Yes        .   No   X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes       .    No       .

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2013, there were 73,000,000 shares of common stock, $0.001 par value per share, outstanding.

CENTAURUS DIAMOND TECHNOLOGIES, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2013

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements	5

		Consolidated Balance Sheets as of June 30, 2013(unaudited) and March 31, 2013.	6

		Consolidated Statements of Operations for the three months ended June 30, 2013 (unaudited) and 2012, and for the period from July 27, 2001 (inception) through March 31, 2013.	7

		Consolidated Statement of Stockholders' Equity for the Period from July 27, 2001 (Inception) through June 30, 2013 (Unaudited)	8

		Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 (unaudited) and 2012, and for the period from July 27, 2001 (inception) through June 30, 2013.	9

		Notes to Condensed Financial Statements (Unaudited).	10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	31

	Item 4.	Controls and Procedures.	31

Part II.	Other Information
	Item 1.	Legal Proceedings.	32

	Item 1A.	Risk Factors.	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

	Item 3.	Defaults Upon Senior Securities.	32

	Item 4.	Mine Safety Disclosures.	32

	Item 5.	Other Information.	32

	Item 6.	Exhibits.	32

Signatures			33

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-Q of Centaurus Diamond Technologies, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.

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

All references in this Form 10-Q to the  “Company”, “Centaurus Diamond Technologies, Inc.”, “Centaurus Diamond Technologies,” “we”, “us,” or “our” are to Centaurus Diamond Technologies, Inc.

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)

June 30, 2013 and 2012

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,214	$22,832
Prepayments and other current assets	-	2,500

Total Current Assets	4,214	25,332

PROPERTY AND EQUIPMENT
Property and equipment	8,000	8,000
Accumulated depreciation	(1,600)	(1,200)

PROPERTY AND EQUIPMENT, net	6,400	6,800

PATENT
Patent	6,982	6,982
Accumulated amortization	(870)	(783)

PATENT, net	6,112	6,199

Total Assets	$16,726	$38,331

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$-	$-
Advances from stockholders	5,772	3,486

Total Current Liabilities	5,772	3,486

Total Liabilities	5,772	3,486

STOCKHOLDERS' EQUITY:
Common stock, par value $0.001: 450,000,000 shares authorized; 73,000,000 and 43,850,000 shares issued and outstanding, respectively	73,000	73,000
Additional paid-in capital	429,033	429,033
Deficit accumulated during the development stage	(491,079)	(467,188)

Total Stockholders' Equity	10,954	34,845

Total Liabilities and Stockholders' Equity	$16,726	$38,331

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Three Months	For the Three Months	July 27, 2001
	Ended	Ended	(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$-	$-	$-

Gross Margin	-	-	-

Operating Expenses
Consulting fees	4,000		64,813
Professional fees	4,725	25,517	136,534
Rent - related party	5,000	2,500	30,000
Research and development	128	-	120,561
Salary and wages - officers	-	16,250	67,498
General and administrative expenses	10,038	968	71,673

Total operating expenses	23,891	45,235	491,079

Loss before Income Tax Provision	(23,891)	(45,235)	(491,079)

Income Tax Provision	-	-	-

Net Loss	$(23,891)	$(45,235)	$(491,079)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	73,000,000	51,857,505

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from July 27, 2001 (Inception) through June 30, 2013

				Deficit
	Common Stock,			Accumulated
	$0.001 Par Value		Additional	During the	Total
	Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, July 27, 2001 (inception)	-	$-	$-	$-	$-

Common shares issued for cash upon formation	43,850,000	43,850	(40,850)	-	3,000

Net loss for the period from July 27, 2001 (inception) through March 31, 2010	-	-	-	(1,520)	(1,520)

Balance, March 31, 2010	43,850,000	43,850	(40,850)	(1,520)	1,480

Net loss	-	-	-	(778)	(778)

Balance, March 31, 2011	43,850,000	43,850	(40,850)	(2,298)	702

Net loss	-	-	-	(380)	(380)

Balance, March 31, 2012	43,850,000	43,850	(40,850)	(2,678)	322

Reverse acquisition adjustment	27,950,000	27,950	(183,519)	-	(155,569)

Forgiveness of debt from former stockholders	-	-	54,602	-	54,602

Issuance of equity units for cash at $0.50 per unit on June 5, 2012	1,200,000	1,200	598,800	-	600,000

Net loss	-	-	-	(464,510)	(464,510)

Balance, March 31, 2013	73,000,000	73,000	429,033	(467,188)	34,845

Net loss	-	-	-	(23,891)	(23,891)

Balance, June 30, 2013	73,000,000	$73,000	$429,033	$(491,079)	$10,954

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.

 (A Development Stage Company)

 Consolidated Statements of Cash Flows

	For the	For the	For the Period from
	Three Months	Three Months	July 27, 2001
	Ended	Ended	(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,891)	$(45,235)	$(491,079)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	400	-	1,600
Amortization expense	87	87	870
Changes in operating assets and liabilities:			-
Prepayments and other current assets	2,500	(17,000)	-
Accrued expenses and other current liabilities	-	6,000	-

Net cash used in operating activities	(20,904)	(56,148)	(488,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in acquisition	-	(100,967)	(100,967)
Purchases of property and equipment	-	(8,000)	(8,000)
Patent application costs	-	-	(6,982)

Net cash used in investing activities	-	(108,967)	(115,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from (repayment to) stockholders	2,286	-	5,772
Proceeds from sale of equity units	-	600,000	600,000
Capital contribution	-	-	3,000

Net cash provided by financing activities	2,286	600,000	608,772

Net change in cash	(18,618)	434,885	4,214

Cash at beginning of the period	22,832	-	-

Cash at end of the period	$4,214	$434,885	$4,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)

June 30, 2013 and 2012

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Centaurus Diamond Technologies, Inc. (Formerly Sweetwater Resources, Inc.)

Sweetwater Resources, Inc. ("Sweetwater") was incorporated under the laws of the State of Nevada on July 24, 2007.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited consolidated interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period from July 27, 2001 (inception) through March 31, 2013 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on July 15, 2013.

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

The consolidated financial statements include all accounts of the Company as of June 30, 2013 and for the period from June 5, 2012 (date of acquisition) through June 30, 2013 and Innovative Sales as of June 30, 2013 and 2012 and for the periods then ended.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For Three Months Ended June 30, 2013	For Three Months Ended June 30, 2012

Warrant Shares

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	1,200,000	1,200,000

Total potentially outstanding dilutive common shares	1,200,000	1,200,000

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation, consisted of the following:

	June 30, 2013	March 31, 2013

Property and equipment	$8,000	$8,000

Accumulated depreciation	(1,600)	(1,200)

	$6,400	$6,800

Depreciation Expense

The Company acquired property and equipment on June 27, 2012 and started to depreciate as of July 1, 2012. Depreciation expense was $400 for the three months ended June 30, 2013.

Note 5 – Patent

The Company started its U.S. patent application process on June 20, 2006 and obtained the U.S. patent (U.S. Patent No.: 007854823B2) on December 21, 2010.  Patent application costs of $6,982, primarily legal costs, incurred during the patent application process were capitalized and are being amortized over the expected useful life of 20 years as of January 1, 2011.

Patent, stated at cost, less accumulated amortization, consisted of the following:

	June 30, 2013	March 31, 2013

Patent	$6,982	$6,982

Accumulated amortization	(870)	(783)

	$6,112	$6,199

Amortization Expense

Amortization expense was $87 each for the three months ended June 30, 2013 and 2012, respectively.

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

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2013	1,200,000	$0.75	$0.75	$124,800	$-

Granted	-	-	-	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2013	1,200,000	0.75	0.75	124,800	$-

Earned and exercisable, June 30, 2013	1,200,000	0.75	0.75	124,800	$-

Unvested, June 30, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.75	1,200,000	1.18	$0.75	1,200,000	1.18	$0.75

$0.75	1,200,000	1.18	$0.75	1,200,000	1.18	$0.75

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Centaurus Diamond Technologies, Inc. was incorporated in the State of Nevada on July 24, 2007 and has a fiscal year end of March 31.  We are a development stage Company.  Implementing our planned business operation is dependent on our ability to raise approximately $3,000,000.

Going Concern

To date the Company has little operations and no revenues, and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the implement our initial business plan, as described in this Form 10-Q.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from the proceeds of share subscriptions. For the fiscal year ended March 31, 2013, we raised a total of $600,000 from private offerings of our common stock, and for the quarter ended June 30, 2013, we raised and additional $2,286.

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

 RESULTS OF OPERATIONS

For the three months ended June 30, 2013 (unaudited) and 2012, and for the period from July 27, 2001 (inception) through March 31, 2013.

We have generated no revenues since inception and have incurred $491,079 in expenses from inception through June 30, 2013.

For the three months ended June 30, 2013, we incurred $23,891 in operating expenses, comprised of $4,000 in consulting fees, $4,725 in professional fees, $5,000 of rent paid to our President, $128  in research and development, and $10,038 in general and administrative expenses.

For the three months ended June 30, 2012, we incurred $45,235 in operating expenses, comprised of $25,517 in professional fees, $2,500 of rent paid to our President, $16,250 in salary and wages, and $968 in general and administrative expenses.

Our net loss since inception (July 27, 2001) through March 31, 2013 was $491,079.  The following table provides selected financial data about our company for the quarters ended March 31, 2013 and 2012.

Balance Sheet Data	March 31, 2013	March 31, 2012
Cash and Cash Equivalents	$4,214	$22,832
Total Assets	$4,214	$25,332
Total Liabilities	$5,772	$3,486
Shareholders’ Equity	$16,726)	$38,331

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to June 30, 2013, the Company had accumulated losses of $491,079.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had a cash balance of $4,214. Our expenditures over the next 12 months are expected to be approximately $60,000, unless we raise $3,000,000 to fund our 12-month plan of operation.

We must raise approximately $3,000,000, to complete our plan of operation for the next 12 months.  Additionally, we anticipate spending an additional $60,000 on general and administration expenses and complying with reporting obligations, and general administrative costs.   Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited consolidated interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period from July 27, 2001 (inception) through March 31, 2013 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on July 15, 2013.

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

The consolidated financial statements include all accounts of the Company as of June 30, 2013 and for the period from June 5, 2012 (date of acquisition) through June 30, 2013 and Innovative Sales as of June 30, 2013 and 2012 and for the periods then ended.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For Three Months Ended June 30, 2013	For Three Months Ended June 30, 2012

Warrant Shares

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	1,200,000	1,200,000

Total potentially outstanding dilutive common shares	1,200,000	1,200,000

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)

Exhibits required by Item 601 of Regulation SK

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)  Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-151339), as filed with the Securities and Exchange Commission on June 2, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date: August 19, 2013	By:	/s/ Alvin Snaper
Name: Alvin Snaper
Title: President and Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

  EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)  Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-151339), as filed with the Securities and Exchange Commission on June 2, 2008.