Form 10-Q
period 2013-09-30
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2013-11-19
CIK 1435163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

_______________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2013, there were 73,000,000 shares of common stock, $0.001 par value per share, outstanding.

CENTAURUS DIAMOND TECHNOLOGIES, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2013

INDEX

Index			Page

Part I.	Financial Information		4

	Item 1.	Financial Statements	4

		Consolidated Balance Sheets as of September 30, 2013(unaudited) and March 31, 2013.	4

		Consolidated Statements of Operations for the six months ended September 30, 2013 and 2012, and for the period from July 27, 2001 (inception) through March 31, 2013 (unaudited).	5

		Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012, and for the period from July 27, 2001 (inception) through September 30, 2013 (unaudited).	6

		Notes to Condensed Financial Statements (Unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

	Item 4.	Controls and Procedures.	22

Part II.	Other Information		23

	Item 1.	Legal Proceedings.	23

	Item 1A.	Risk Factors.	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

	Item 3.	Defaults Upon Senior Securities.	23

	Item 4.	Mine Safety Disclosures.	23

	Item 5.	Other Information.	23

	Item 6.	Exhibits.	23

Signatures			24

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

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-Q to the  “Company”, “Centaurus Diamond Technologies, Inc.”, “Centaurus Diamond Technologies,” “we”, “us,” or “our” are to Centaurus Diamond Technologies, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2012	March 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$806	$22,832
Prepayments and other current assets	-	2,500

Total Current Assets	806	25,332

PROPERTY AND EQUIPMENT
Property and equipment	8,000	8,000
Accumulated depreciation	(2,000)	(1,200)

Property and equipment, net	6,000	6,800

PATENT
Patent	6,982	6,982
Accumulated amortization	(957)	(783)

Patent, net	6,025	6,199

Total Assets	$12,831	$38,331

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Advances from stockholders	$13,750	$3,486

Total Current Liabilities	13,750	3,486

Total Liabilities	13,750	3,486

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock par value $0.001: 450,000,000 shares authorized; 73,000,000 shares issued and outstanding
	73,000	73,000
Additional paid-in capital	429,033	429,033
Deficit accumulated during the development stage	(502,952)	(467,188)

Total Stockholders' Equity (Deficit)	(919)	34,845

Total Liabilities and Stockholders' Equity (Deficit)	$12,831	$38,331

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
					For the Period from
	For the	For the	For the	For the	July 27, 2001
	Six Months	Three Months	Six Months	Three Months	(inception)
	Ended	Ended	Ended	Ended	through
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the development stage	$-	$-	$-	$-	$-

Operating Expenses
Consulting fees	6,300	2,300	-	-	67,113
Professional fees	9,275	4,550	97,371	71,854	141,084
Rent - related party	5,000	-	7,500	5,000	30,000
Research and development	128	-	31,060	31,060	120,561
Salary and wages - officers	-	-	37,500	21,250	67,498
General and administrative expenses	15,061	5,023	50,940	49,972	76,696

Total operating expenses	35,764	11,873	224,371	179,136	502,952

Loss before Income Tax Provision	(35,764)	(11,873)	(224,371)	(179,136)	(502,952)

Income Tax Provision	-	-	-	-	-

Net Loss	$(35,764)	$(11,873)	$(224,371)	$(179,136)	$(502,952)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding: - basic and diluted
	73,000,000	73,000,000	73,000,000	73,000,000

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the	For the	For the Period from
	Six Months	Six Months	July 27, 2001
	Ended	Ended	(inception) through
	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,764)	$(224,371)	$(502,952)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	800	400	2,000
Amortization expense	174	174	957
Changes in operating assets and liabilities:
Prepayments and other current assets	2,500	(28,750)	-

Net cash used in operating activities	(32,290)	(252,547)	(499,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in acquisition	-	(100,967)	(100,967)
Purchases of property and equipment	-	(8,000)	(8,000)
Patent application costs	-	-	(6,982)

Net cash used in investing activities	-	(108,967)	(115,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from (repayment to) stockholders	10,264	-	13,750
Proceeds from sale of equity units	-	600,000	600,000
Capital contribution	-	-	3,000

Net cash provided by financing activities	10,264	600,000	616,750

Net change in cash	(22,026)	238,486	806

Cash at beginning of the period	22,832	-	-

Cash at end of the period	$806	$238,486	$806

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)

September 30, 2013 and 2012

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

The consolidated financial statements include all accounts of the Company as of September 30, 2013 and 2012 and for the period from June 5, 2012 (date of acquisition) through September 30, 2012 and Innovative Sales as of September 30, 2013 and 2012 and for the periods then ended.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For Six Months Ended September 30, 2013	For Six Months Ended September 30, 2012

Warrant Shares

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring June 5, 2014	1,200,000	1,200,000

Total potentially outstanding dilutive common shares	1,200,000	1,200,000

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013, a net loss and net cash used in operating activities for the interim period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation, consisted of the following:

	September 30, 2013	March 31, 2013

Property and equipment	$8,000	$8,000

Accumulated depreciation	(2,000)	(1,200)

	$6,000	$6,800

Depreciation Expense

The Company acquired property and equipment on June 27, 2012 and started to depreciate as of July 1, 2012. Depreciation expense was $800 and $400 for the interim period ended September 30, 2013 and 2012, respectively.

Note 5 – Patent

The Company started its U.S. patent application process on June 20, 2006 and obtained the U.S. patent (U.S. Patent No.: 007854823B2) on December 21, 2010.  Patent application costs of $6,982, primarily legal costs, incurred during the patent application process were capitalized and are being amortized over the expected useful life of 20 years as of January 1, 2011.

Patent, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2013	March 31, 2013

Patent	$6,982	$6,982

Accumulated amortization	(957)	(783)

	$6,025	$6,199

Amortization Expense

Amortization expense was $174 each for the interim period ended September 30, 2013 and 2012, respectively.

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

Operating Lease from Chairman and CEO

On June 5, 2012 the Company leased office spaces for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106 from its Chairman and CEO, Alvin Snaper, at $2,500 per month on a month-to-month basis, effective upon signing.

On June 5, 2013 the Company scaled back its operations due to lack of working capitals and terminated its month-to-month office lease with its Chairman and CEO, Alvin Snaper, effective immediately.

Free Office Space

As of June 3, 2013, the Company has been provided office space by its Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

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

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2013	1,200,000	$0.75	$0.75	$124,800	$-

Granted	-	-	-	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2013	1,200,000	0.75	0.75	124,800	$-

Earned and exercisable, September 30, 2013	1,200,000	0.75	0.75	124,800	$-

Unvested, September 30, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.75	1,200,000	0.68	$0.75	1,200,000	0.68	$0.75

$0.75	1,200,000	0.68	$0.75	1,200,000	0.68	$0.75

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

Our activities have been financed primarily from the proceeds of share subscriptions. We have raised a total of $600,000 from private offerings of our common stock, and have borrowed an additional $13,750 from a related-party stockholder.

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

RESULTS OF OPERATIONS

For the three and six months ended September 30, 2013 (unaudited) and 2012, and for the period from July 27, 2001 (inception) through March 31, 2013.

We have generated no revenues since inception and have incurred $491,079 in expenses from inception through September 30, 2013.

For the three months ended September 30, 2013, we incurred $11,873 in operating expenses, comprised of $2,300 in consulting fees, $4,550 in professional fees, and $5,023 in general and administrative expenses.  By comparison, for the three months ended September 30, 2012, we incurred $179,136 in operating expenses, comprised of $71,854 in professional fees, $5,000 of rent paid to our President, $31,060 in research and development, $21,250 in salary and wages, and $49,972 in general and administrative expenses.

For the six months ended September 30, 2013, we incurred $35,764 in operating expenses, comprised of $6,300 in consulting fees, $9,275 in professional fees, $5,000 of rent paid to our President, $128  in research and development, and $15,061 in general and administrative expenses.  By comparison, for the six months ended September 30, 2012, we incurred $224,371 in operating expenses, comprised of $97,371 in professional fees, $7,500 of rent paid to our President, $31,060 in research and development, $37,500 in salary and wages, and $50,940 in general and administrative expenses.

Our net loss since inception (July 27, 2001) through March 31, 2013 was $502,952.

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to September 30, 2013, the Company had accumulated losses of $491,079.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, we had a cash balance of $806. Our expenditures over the next 12 months are expected to be approximately $60,000, unless we raise $3,000,000 to fund our 12-month plan of operation.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of September 30, 2013.

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

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date: November 19, 2013	By:	/s/ Alvin Snaper
Name: Alvin Snaper
Title: President and Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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