Form 10-Q
period 2013-12-31
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2014-03-05
CIK 1435163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 2013, there were 73,000,000 shares of common stock, $0.001 par value per share, outstanding.

CENTAURUS DIAMOND TECHNOLOGIES, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2013

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements	5

		Consolidated Balance Sheets as of December 31, 2013(unaudited) and March 31, 2013.	5

		Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and 2012, and for the period from July 27, 2001 (inception) through December 31, 2013 (unaudited).	6

		Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012, and for the period from July 27, 2001 (inception) through December 31, 2013 (unaudited).	8

		Notes to Condensed Financial Statements (Unaudited).	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

	Item 4.	Controls and Procedures.	23

Part II.	Other Information
	Item 1.	Legal Proceedings.	23

	Item 1A.	Risk Factors.	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

	Item 3.	Defaults Upon Senior Securities.	23

	Item 4.	Mine Safety Disclosures.	23

	Item 5.	Other Information.	23

	Item 6.	Exhibits.	24

Signatures			24

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.

CENTAURUS DIAMOND TECHNOLOGIES, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2013	March 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$6,001	$22,832
Prepayments and other current assets	-	2,500
Total Current Assets	6,001	25,332

PROPERTY AND EQUIPMENT
Property and equipment	8,000	8,000
Accumulated depreciation	(2,400)	(1,200)
Property and equipment, net	5,600	6,800

PATENT
Patent	6,982	6,982
Accumulated amortization	(1,044)	(783)
Patent, net	5,938	6,199
Total Assets	$17,539	$38,331

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$375	$-
Advances from stockholders	36,312	3,486
Total Current Liabilities	36,687	3,486
Total Liabilities	36,687	3,486

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock par value $0.001: 450,000,000 shares authorized;
73,000,000 shares issued and outstanding	73,000	73,000
Additional paid-in capital	429,033	429,033
Deficit accumulated during the development stage	(521,181)	(467,188)
Total Stockholders' Equity (Deficit)	(19,148)	34,845
Total Liabilities and Stockholders' Equity (Deficit)	$17,539	$38,331

See accompanying notes to the consolidated financial statements.

CENTAURUS DIAMOND TECHNOLOGIES, INC.

(A Development Stage Company)

Consolidated Statements of Operations

	For the Nine Months Ended December 31, 2013	For the Three Months Ended December 31, 2013	For the Nine Months Ended December 31, 2012		For the Three Months Ended December 31, 2012	For the Period from July 27, 2001 (inception) through December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Revenue earned during the development stage	$-	$-	$-		$-	$-

Operating Expenses
Consulting fees	12,850	6,550	-		-	73,663
Professional fees	13,220	3,945	125,234		27,863	145,029
Rent - related party	6,117	1,117	17,500		10,000	31,117
Research and development	384	256	93,060		62,000	120,817
Salary and wages - officers	-	-	54,613		17,113	67,498
General and administrative expenses	21,422	6,361	94,186		43,246	83,057

Total operating expenses	53,993	18,229	384,593		160,222	521,181

Loss before Income Tax Provision	(53,993)	(18,229)	(384,593)	-	(160,222)	(521,181)

Income Tax Provision	-	-	-		-	-

Net Loss	$(53,993)	$(18,229)	$(384,593)		$(160,222)	$(521,181)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)		$(0.00)

Weighted average common shares outstanding:
- basic and diluted	73,000,000	73,000,000	66,004,000		73,000,000

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

For the Period from July 27, 2001 (Inception) through December 31, 2013

(Unaudited)

	Common Stock, $0.001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount

Balance, July 27, 2001 (inception)	-	$-	$-	$-	$-

Common shares issued for cash upon formation	43,850,000	43,850	(40,850)	-	3,000

Net loss for the period from July 27, 2001 (inception) through March 31, 2010	-	-	-	(1,520)	(1,520)

Balance, March 31, 2010	43,850,000	43,850	(40,850)	(1,520)	1,480

Net loss	-	-	-	(778)	(778)

Balance, March 31, 2011	43,850,000	43,850	(40,850)	(2,298)	702

Net loss	-	-	-	(380)	(380)

Balance, March 31, 2012	43,850,000	43,850	(40,850)	(2,678)	322

Reverse acqusition adjustment	27,950,000	27,950	(183,519)	-	(155,569)

Forgiveness of debt from former stockholders	-	-	54,602	-	54,602

Issuance of equity units for cash at $0.50 per unit on June 5, 2012	1,200,000	1,200	598,800	-	600,000

Net loss				(464,510)	(464,510)

Balance, March 31, 2013	73,000,000	73,000	429,033	(467,188)	34,845

Net loss	-	-	-	(53,993)	(53,993)

Balance, December 31, 2013	73,000,000	$73,000	$429,033	$(521,181)	$(19,148)

See accompanying notes to the consolidated financial statements.

CENTAURUS DIAMOND TECHNOLOGIES, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Nine Months Ended December 31, 2013		For the Nine Months Ended December 31, 2012	For the Period from July 27, 2001 (inception) through December 31, 2013
	(Unaudited)		(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,993)		$(384,593)	$(521,181)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,200		800	2,400
Amortization expense	261		261	1,044
Changes in operating assets and liabilities:
Prepayments and other current assets	2,500		(6,750)	-
Accrued expenses and other current liabilities	375		-	375

Net cash used in operating activities	(49,657)		(390,282)	(517,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in acquisition	-		(100,967)	(100,967)
Purchases of property and equipment	-		(8,000)	(8,000)
Patent application costs	-		-	(6,982)

Net cash used in investing activities	-		(108,967)	(115,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from (repayment to) stockholders	32,826		-	36,312
Proceeds from sale of equity units	-		600,000	600,000
Capital contribution	-		-	3,000

Net cash provided by financing activities	32,826		600,000	639,312

Net change in cash	(16,831)		100,751	6,001

Cash at beginning of the period	22,832		-	-

Cash at end of the period	$6,001	-	$100,751	$6,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-		$-	$-

Income tax paid	$-		$-	$-

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.

(A Development Stage Company)

December 31, 2013 and 2012

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

Innovative Sales

Innovative Sales (“Innovative”) was incorporated on July 27, 2001 under the laws of the State of Nevada.  Innovative engages in the business of research and development of industrial grade cultured diamonds that are chemically, optically and physically the same as their natural counterparts.

Acquisition of Innovative Sales Treated as a Reverse Acquisition

On June 5, 2012 (the "Closing Date"), the Company closed an asset acquisition pursuant to the terms of the Asset Acquisition Agreement (the "Acquisition Agreement") by and between the Company and Innovative, whereby the Company acquired all of the assets of Innovative consisting of a cultured diamond technology patent and related intellectual property (the "Assets") in exchange for:  (a) 43,850,000 shares (the "Consideration Shares") of Centaurus's restricted common stock (the "Acquisition") (these shares were issued on June 7, 2012), (b) Centaurus's assumption of certain debt of Innovative in an amount not to exceed $100,000, (c) the satisfaction of all of Centaurus's debts and liabilities as of the Closing Date, and (d) Centaurus's simultaneous close on a private placement (the "Private Placement") of Centaurus's common stock and warrants to purchase shares of Centaurus's common stock for gross proceeds of at least $500,000, plus the amount necessary to pay any of Centaurus's remaining pre-closing debts, including, but not limited to, all legal and accounting costs associated with the preparation and filing of Centaurus's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  The shares issued represented approximately 60.1% of the issued and outstanding common stock of Centaurus immediately after the consummation of the Acquisition Agreement.

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

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited consolidated interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended March 31, 2013 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on July 15, 2013.

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

The consolidated financial statements include all accounts of the Company as of reporting period end dates and for the reporting periods then ended.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepayments and other current assets, and accrued expenses and other current liabilities, approximate their fair values because of the short maturity of the instrument.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For Reporting Period Ended December 31, 2013	For Reporting Period Ended December 31, 2012

Warrant Shares

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring June 5, 2014	1,200,000	1,200,000

Total potentially outstanding dilutive common shares	1,200,000	1,200,000

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations, further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to commence operations, further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Depreciation Expense

The Company acquired property and equipment on June 27, 2012 and started to depreciate as of July 1, 2012. Depreciation expense was $1,200 and $800 for the reporting period ended December 31, 2013 and 2012, respectively.

Note 5 – Patent

The Company started its U.S. patent application process on June 20, 2006 and obtained a U.S. patent (U.S. Patent No.: 007854823B2) on December 21, 2010.  Patent application costs of $6,982, primarily legal costs, incurred during the patent application process were capitalized and are being amortized over the expected useful life of 20 years as of January 1, 2011.

Amortization Expense

Amortization expense was $261 each for the reporting period ended December 31, 2013 and 2012, respectively.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Alvin Snaper	Chairman, CEO and majority stockholder of the Company

Advances from Chairman, CEO and Majority Stockholder

From time to time, Alvin Snaper advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

Operating Lease from Chairman and CEO

On June 5, 2012 the Company leased office spaces for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106 Alvin Snaper, at $2,500 per month on a month-to-month basis, effective upon signing.

On June 5, 2013 the Company scaled back its operations due to lack of working capitals and terminated its month-to-month office lease effective June 3, 2013.

Note 7 – Stockholders' Equity (Deficit)

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

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance		Aggregate Intrinsic Value

Balance, March 31, 2012	-	$-	$-		$124,800	$-

Granted	1,200,000	0.75	0.75		-	-

Canceled	-	-	-		-	-

Exercised	-	-	-		-	-

Expired	-	-	-		124,800	-

Balance, March 31, 2013	1,200,000	0.75	0.75		-	-

Granted	-	-	-		-	-

Canceled	-	-	-		-	-

Exercised	-	-	-		-	-

Expired	-	-	-		124,800	-

Balance, December 31, 2013	1,200,000	$0.75	$0.75		$124,800	$-

Earned and exercisable, December 31, 2013	1,200,000	$0.75	$0.75		$-	$-

Unvested, December 31, 2013	-	$-	$-	$		$-

The following table summarizes information concerning outstanding and exercisable warrants at December 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$$0.75	1,200,000	0.42	$0.75	1,200,000	0.42	$0.75

$$0.75	1,200,000	0.42	$0.75	1,200,000	0.42	$0.75

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

Our activities have been financed primarily from the proceeds of share subscriptions. We have raised a total of $600,000 from private offerings of our common stock, and have borrowed an additional $36,312 from a related-party stockholder.

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

RESULTS OF OPERATIONS

For the three and nine months ended December 31, 2013 (unaudited) and 2012, and for the period from July 27, 2001 (inception) through March 31, 2013.

We have generated no revenues since inception and have incurred $521,181 in expenses from inception through December 31, 2013.

For the three months ended December 31, 2013, we incurred $18,229 in operating expenses, comprised of $6,550 in consulting fees, $3,945 in professional fees, $1,117 in rent paid to a related party, $256 in research and development and $6,361 in general and administrative expenses.  By comparison, for the three months ended December 31, 2012, we incurred $160,222 in operating expenses, comprised of $27,863 in professional fees, $10,000 in rent, $62,000 in research and development, 17,113 in salary and wages paid to officers, and $43,246 in general and administrative expenses.

For the nine months ended December 31, 2013, we incurred $53,993 in operating expenses, comprised of $12,850 in consulting fees, $13,220 in professional fees, $6,117 in rent paid to a related party, $384 in research and development and $21,422 in general and administrative expenses.  By comparison, for the nine months ended December 31, 2012, we incurred $384,593 in operating expenses, comprised of $125,234 in professional fees, $17,500 of rent paid to a related party, $93,060 in research and development, $54,613 in salary and wages, and $94,186 in general and administrative expenses.

Our net loss since inception (July 27, 2001) through December 31, 2013 was $521,181.

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to December 31, 2013, the Company had accumulated losses of $521,181.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, we had a cash balance of $6,001. Our expenditures over the next 12 months are expected to be approximately $60,000, unless we raise $3,000,000 to fund our 12-month plan of operation.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of December 31, 2013.

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

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date: March 5, 2014	By:	/s/ Alvin Snaper
Name: Alvin Snaper
Title: President and Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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