Form 10-K
period 2014-03-31
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2014-07-17
CIK 1435163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

______________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes      . No  X .

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

At July 14, 2014, there were 73,000,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding. At March 31, 2014, the end of the Registrant’s most recently completed fiscal year, there were 73,000,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Our current cash requirements are moderate and will be used for development, and we anticipate generating losses. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts. We believe that our cash on hand and working capital are not sufficient to meet our anticipated cash requirements for the next twelve (12) months, and we have no short term plans to raise additional funds. We are currently focused on developing a prototype process for our technology. As we proceed to commercialize our product, we may seek additional debt or equity financing to assist with manufacturing and distribution. There is no guarantee we will be successful in raising capital or obtaining loans in the future, or upon terms that are favorable or satisfactory to us, and any failure could have a material adverse effect on our business objectives and operations.

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

Our second year after Closing will be dedicated to research and development, with the goal being the creation of a commercially viable production process derived from our proprietary technology.

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

Employees

We currently have no employees. There are no employment agreements currently in place. We anticipate that we will need to hire additional personnel to assist in our research and development program over the course of the next twelve months.

Executive Offices

We lease space for our corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106 from our CEO, Alvin Snaper, on a minimal cost per month. We do not have a written lease with Mr. Snaper. Our phone number is (702) 382-3385 and our facsimile number is (702) 382-3240.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our current business address is 1000 W. Bonanza, Las Vegas, Nevada 89106. We lease space for our corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106 from our CEO, Alvin Snaper, on a month-to-month basis at a minimal cost per month. We do not have a written lease with Mr. Snaper. Our phone number is (702) 382-3385 and our facsimile number is (702) 382-3240.

ITEM 3.

LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable.

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

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended March 31, 2014	$0.04	$0.01
Three Months Ended December 31, 2013	$0.03	$0.01
Three Months Ended September 30, 2013	$0.09	$0.01

TRANSFER AGENT

Our transfer agent is Holladay Stock Transfer Agent, whose address is 2939 N 67th Pl # C, Scottsdale, AZ 85251 and whose telephone number is (480) 481-3940.

HOLDERS

As of March 31, 2014, the Company had 73,000,000 shares of our common stock issued and outstanding held by approximately 48 holders of record.

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

Our activities have been financed primarily from the advances of major shareholder.

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

Our current cash requirements are moderate and will be used for development, and we anticipate generating losses. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts. We believe that our cash on hand and working capital are not sufficient to meet our anticipated cash requirements for the next twelve (12) months and we have no short term plans to raise additional funds. We are currently focused on developing a prototype process for our technology. As we proceed to commercialize our product, we may seek additional debt or equity financing to assist with manufacturing and distribution. There is no guarantee we will be successful in raising capital or obtaining loans in the future, or upon terms that are favorable or satisfactory to us, and any failure could have a material adverse effect on our business objectives and operations.

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

Our second year after Closing will be dedicated to research and development, with the goal being the creation of a commercially viable production process derived from our proprietary technology.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $543,422 in expenses from inception through March 31, 2014.

For the year ended March 31, 2014, we incurred $76,234 in operating expenses, comprised of $18,850 in consulting fees, $19,150 in professional fees, $6,450 of rent paid to our President, $808 in research and development, and $30,976 in general and administrative expenses.

For the year ended March 31, 2013, we incurred $464,510 in operating expenses, comprised of $60,813 in consulting fees, $131,809 in professional fees, $25,000 of rent paid to our President, $120,433 in research and development, $67,498 in salary and wages and $58,958 in general and administrative expenses. .

Our net loss since inception (July 27, 2001) through March 31, 2014 was $543,422. The following table provides selected financial data about our company for the years ended March 31, 2014 and 2013.

Balance Sheet Data	March 31, 2014	March 31, 2013
Cash and Cash Equivalents	$304	$22,832
Total Assets	$11,355	$25,332
Total Liabilities	$52,744	$3,486
Shareholders’ Equity (Deficit)	$(41,389)	$38,331

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had a cash balance of $304. Our expenditures over the next 12 months are expected to be approximately $60,000.

We must raise approximately $60,000, to complete our plan of operation for the next 12 months. Additionally, we anticipate spending an additional $25,000 on general and administration expenses and complying with reporting obligations, and general administrative costs. Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail.

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

The consolidated financial statements include all accounts of the Company as of March 31, 2014 and for the period from June 5, 2012 (date of acquisition) through March 31, 2014 and Innovative Sales as of March 31, 2014 and 2013 and for the periods then ended.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended March 31, 2014 or 2013.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Fiscal Year Ended March 31, 2014	For Fiscal Year Ended March 31, 2013
Warrant Shares

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	1,200,000	1,200,000

Total potentially outstanding dilutive common shares	1,200,000	1,200,000

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

March 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Centaurus Diamond Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Centaurus Diamond Technologies, Inc. (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

July 14, 2014

Centaurus Diamond Technologies, Inc.

Consolidated Balance Sheets

	March 31, 2014	March 31, 2013

ASSETS
CURRENT ASSETS:
Cash	$303	$22,832
Prepayments and other current assets	-	2,500

Total Current Assets	303	25,332

PROPERTY AND EQUIPMENT
Property and equipment	8,000	8,000
Accumulated depreciation	(2,800)	(1,200)

Property and equipment, net	5,200	6,800

PATENT
Patent	6,982	6,982
Accumulated amortization	(1,131)	(783)

Patent, net	5,851	6,199

Total Assets	$11,354	$38,331

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$4,749	$-
Advances from stockholders	47,994	3,486

Total Current Liabilities	52,743	3,486

Total Liabilities	52,743	3,486

STOCKHOLDERS' EQUITY (DEFICIT):
Proferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 450,000,000 shares authorized;
73,000,000 shares issued and outstanding	73,000	73,000
Additional paid-in capital	429,033	429,033
Accumulated deficit	(543,422)	(467,188)

Total Stockholders' Equity (Deficit)	(41,389)	34,845

Total Liabilities and Stockholders' Equity (Deficit)	$11,354	$38,331

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.

Consolidated Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	March 31, 2014	March 31, 2013

Revenue	$-	$-

Operating Expenses
Consulting fees	18,850	60,813
Professional fees	19,150	131,809
Rent - related party	6,450	25,000
Research and development	808	120,433
Salary and wages - officers	-	67,498
General and administrative expenses	30,977	58,958

Total operating expenses	76,235	464,510

Loss from Operations	(76,235)	(464,510)

Other (Income) Expense
Interest income	(1)	-

Other (income) expense, net	(1)	-

Loss before Income Tax Provision	(76,234)	(464,510)

Income Tax Provision	-	-

Net Loss	$(76,234)	$(464,510)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
- basic and diluted	73,000,000	67,729,680

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.

Consolidated Statement of Stockholders’ Equity (deficit)

For the Fiscal Year Ended March 31, 2014 and 2013

	Common Stock, $0.001 Par Value		Additional		Total Stockholders'
	Number of		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2012	43,850,000	$43,850	$(40,850)	$(2,678)	$322

Reverse acquisition adjustment	27,950,000	27,950	(183,519)		(155,569)

Forgiveness of debt from
former stockholders			54,602		54,602

Issuance of equity units for
cash at $0.50 per unit on June 5, 2012	1,200,000	1,200	598,800		600,000

Net loss				(464,510)	(464,510)

Balance, March 31, 2013	73,000,000	73,000	429,033	(467,188)	34,845

Net loss				(76,234)	(76,234)

Balance, March 31, 2014	73,000,000	$73,000	$429,033	$(543,422)	$(41,389)

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.

Consolidated Statements of Cash Flows

	For the Fiscal Year		For the Fiscal Year
	Ended		Ended
	March 31, 2014		March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,234)		$(464,510)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,600		1,200
Amortization expense	348		348
Changes in operating assets and liabilities:
Prepayments and other current assets	2,500		(2,500)
Accrued expenses and other current liabilities	4,749		-

Net cash used in operating activities	(67,037)		(465,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in acquisition	-		(100,967)
Purchases of property and equipment	-		(8,000)

Net cash used in investing activities	-		(108,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from (repayment to) stockholders	44,508		(2,739)
Proceeds from sale of equity units	-		600,000

Net cash provided by financing activities	44,508		597,261

Net change in cash	(22,529)		22,832

Cash at beginning of the reporting period	22,832		-

Cash at end of the reporting period	$303	#	$22,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-		$-

Income tax paid	$-		$-

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.

March 31, 2014 and 2013

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

The consolidated financial statements include all accounts of the Company and Innovative Sales as of March 31, 2014 and 2013 and for the reporting periods then ended.

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

The Company is considered a development stage company. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepayments and other current assets, and accrued expenses and other current liabilities approximate their fair values because of the short maturity of the instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Fiscal Year Ended March 31, 2014	For Fiscal Year Ended March 31, 2013
Warrant Shares

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	1,200,000	1,200,000

Total potentially outstanding dilutive common shares	1,200,000	1,200,000

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.

Identify the contract(s) with the customer

2.

Identify the performance obligations in the contract

3.

Determine the transaction price

4.

Allocate the transaction price to the performance obligations in the contract

5.

Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.

Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations, further implement its business plan and generate sufficient revenue; however, the Company’s cash position, if any, may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence explorations, further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation, consisted of the following:

	March 31, 2014	March 31, 2014

Property and Equipment	$8,000	$8,000

Accumulated depreciation	(2,800)	(2,800)

	$5,200	$6,800

(i)

Impairment

The Company completed its annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at March 31, 2014.

(ii)

Depreciation Expense

The Company acquired property and equipment on June 27, 2012 and started to depreciate as of July 1, 2012. Depreciation expense was $1,600 and $1,200 for the reporting period ended March 31, 2014 and 2013, respectively.

Note 5 – Patent

The Company started its U.S. patent application process on June 20, 2006 and obtained the U.S. patent (U.S. Patent No.: 007854823B2) on December 21, 2010. Patent application costs of $6,982, primarily legal costs, incurred during the patent application process were capitalized and are being amortized over the expected useful life of 20 years as of January 1, 2011.

Patent, stated at cost, less accumulated amortization, consisted of the following:

	March 31, 2014	March 31, 2014

Patent	$6,982	$6,982

Accumulated amortization	(1,131	(783)

	$5,851	$6,199

(i)

Impairment

The Company completed its annual impairment testing of patent and determined that there was no impairment as the fair value of patent, exceeded its carrying value at March 31, 2014.

(ii)

Amortization Expense

Amortization expense was $348 each for the reporting period ended March 31, 2014 and 2013, respectively.

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

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

June 5, 2012
Expected life (year)	2

Expected volatility	69.96

Expected annual rate of quarterly dividends	0.00

Risk-free rate(s)	0.68

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

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2012	-	-	-	-	-

Granted	1,200,000	0.75	0.75	124,800	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, March 31, 2013	1,200,000	0.75	0.75	124,800	-

Granted	-	-	-	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, March 31, 2014	1,200,000	0.75	0.75	124,800	-

Earned and exercisable, March 31, 2014	1,200,000	0.75	0.75	124,800	-

Unvested, March 31, 2014	-	-	-	-	-

The following table summarizes information concerning outstanding and exercisable warrants:

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.75	1,200,000	0.18	$0.75	1,200,000	0.18	$0.75

$0.75	1,200,000	0.18	$0.75	1,200,000	0.18	$0.75

Note 8 – Income Tax Provision

Deferred tax assets

At March 31, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $543,422 that may be offset against future taxable income through 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $184,763 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $25,919 and $157,933 for the reporting period ended March 31, 2014 and 2013, respectively.

Components of deferred tax assets are as follows:

	March 31, 2014	March 31, 2013
Net deferred tax assets – Non-current

Expected income tax benefit from NOL carry-forwards	$184,763	$158,844

Less valuation allowance	(184,763)	(158,844)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended March 31, 2014	For the Fiscal Year Ended March 31, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0%)	(34.0%)

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2014.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of March 31, 2104.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of March 31, 2014 are as follows:

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2014, our executive officers, directors and greater-than-ten percent stockholders have not complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.

EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended March 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended March 31, for the fiscal year ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Alivin Snaper(1)	2014	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0

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

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of March 31, 2014:

Name	Fees Earned Pain In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alivin Snaper	0	0	0	0	0	0	0

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 73,000,000 shares of our common stock issued and outstanding as of March 31, 2014. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares Owned Beneficially	Percent of Class Owned

Common Stock	Alvin Snaper(2)	43,850,000	59.1%

All executive officers and directors as a group		43,850,000	59.1%

(1)

Unless otherwise noted, the address of each person or entity listed is, c/o Centaurus Diamond Technologies, Inc., 1000 W. Bonanza, Las Vegas, Nevada 89106.

(2)

Chairman of the Board, Chief Science Officer, President, Chief Executive Officer, Chief Financial Officer and Secretary.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2014 and 2013, the total fees charged to the company for audit services, including quarterly reviews were $14,500 and $18,500, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

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

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date: July 16, 2014	By:	/s/ Alvin Snaper
		Name:	Alvin Snaper
		Title:	President and Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.