Form 10-Q
period 2014-06-30
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2014-09-04
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):   Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 28, 2014, there were 73,000,000 shares of common stock, $0.001 par value per share, outstanding.

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Centaurus Diamond Technologies, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.

Centaurus Diamond Technologies, Inc.
Consolidated Balance Sheets

	June 30, 2014	March 31, 2014

ASSETS
CURRENT ASSETS:
Cash	$4,082	$303
Prepayments and other current assets	825	-

Total Current Assets	4,907	303

PROPERTY AND EQUIPMENT
Property and equipment	8,000	8,000
Accumulated depreciation	(3,200)	(2,800)

Property and equipment, net	4,800	5,200

PATENT
Patent	6,982	6,982
Accumulated amortization	(1,218)	(1,131)

Patent, net	5,764	5,851

Total Assets	$15,471	$11,354

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$375	$4,749
Advances from stockholders	72,480	47,994

Total Current Liabilities	72,855	52,743

Total Liabilities	72,855	52,743

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 450,000,000 shares authorized;
73,000,000 shares issued and outstanding	73,000	73,000
Additional paid-in capital	429,033	429,033
Accumulated deficit	(559,417)	(543,422)

Total Stockholders' Deficit	(57,384)	(41,389)

Total Liabilities and Stockholders' Deficit	$15,471	$11,354

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses
Consulting fees	6,000	4,000
Professional fees	150	4,725
Rent - related party	975	5,000
Research and development	416	128
General and administrative expenses	8,454	10,038

Total operating expenses	15,995	23,891

Loss before Income Tax Provision	(15,995)	(23,891)

Income Tax Provision	-	-

Net Loss	$(15,995)	$(23,891)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding:
- basic and diluted	73,000,000	73,000,000

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013
	(Unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,995)	$(23,891)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	400	400
Amortization expense	87	87
Changes in operating assets and liabilities:
Prepayments and other current assets	(825)	2,500
Accrued expenses and other current liabilities	(4,374)	-
Net cash used in operating activities	(20,707)	(20,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from (repayment to) stockholders	24,486	2,286

Net cash provided by financing activities	24,486	2,286

Net change in cash	3,779	(18,618)

Cash at beginning of the reporting period	303	22,832

Cash at end of the reporting period	$4,082	$4,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
June 30, 2014 and 2013
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

Note 2 – Significant and Critical Accounting Policies and Practices

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited consolidated interim results are not necessarily indicative of the results for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the reporting period ended March 31, 2014 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on July 17, 2014.

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

The consolidated financial statements include all accounts of the Company and Innovative Sales as of June 30, 2014 and 2013 and for the reporting periods then ended.

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

(ii)
Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)
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

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Reporting Period Ended June 30, 2014	For Reporting Period Ended March 31, 2014
Warrant Shares
Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	-	1,200,000
Total potentially outstanding dilutive common shares	-	1,200,000

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Depreciation expense was $400 each for the reporting period ended June 30, 2014 and 2013, respectively.

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

Amortization expense was $87 each for the reporting period ended June 30, 2014 and 2013, respectively.

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

Note 7 – Stockholders' Deficit

Shares Authorized

Upon formation the total number of shares of all classes of capital stock which the Company is authorized to issue is four hundred fifty million (450,000,000) shares with a par value of $0.001, all of which are designated as Common Stock.

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2013	1,200,000	$0.75	$0.75	$124,800	$-

Granted	-	-	-	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, March 31, 2014	1,200,000	0.75	0.75	124,800	$-

Granted	-	-	-	-	-

Canceled	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	(1,200,000)	0.75	0.75	(124,800)	-

Balance, June 30, 2014	-	-	-	-	$-

Earned and exercisable, June 30, 2014	-	-	-	-	$-

Unvested, June 30, 2014	-	$-	$-	$-	$-

Note 8 – Subsequents Events

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

Our activities have been financed primarily from the proceeds of share subscriptions. For the fiscal year ended March 31, 2014, we raised a total of $600,000 from private offerings of our common stock.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2014 (unaudited) and 2013.

We have generated no revenues since inception.

For the three months ended June 30, 2014, we incurred $15,995 in operating expenses, comprised of $6,000 in consulting fees, $150 in professional fees, $975 of rent paid to our President, $416  in research and development, and $8,454 in general and administrative expenses.  For the three months ended June 30, 2013, we incurred $23,891 in operating expenses, comprised of $4,000 in consulting fees, $4,725 in professional fees, $5,000 of rent paid to our President, $128  in research and development, and $10,038 in general and administrative expenses.

Our net loss since inception (July 27, 2001) through March 31, 2014 was $491,079.  The following table provides selected financial data about our company for the quarters ended March 31, 2014 and 2013.

Balance Sheet Data	June 30, 2014	March 31, 2014
Cash and Cash Equivalents	$4,082	$303
Total Assets	$4,907	$303
Total Liabilities	$72,855	$52,743
Shareholders’ Deficit	$(57,384)	$(41,389)

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to June 30, 2014, the Company had accumulated losses of $464,510.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had a cash balance of $4,082. Our expenditures over the next 12 months are expected to be approximately $60,000, unless we raise $3,000,000 to fund our 12-month plan of operation.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited consolidated interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period from July 27, 2001 (inception) through March 31, 2014 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on July 15, 2013.

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

The consolidated financial statements include all accounts of the Company as of June 30, 2014 and for the period from June 5, 2012 (date of acquisition) through June 30, 2014 and Innovative Sales as of June 30, 2014 and 2012 and for the periods then ended.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2014 or 2012.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Three Months Ended June 30, 2014	For Three Months Ended June 30, 2012
Warrant Shares
Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	1,200,000	1,200,000
Total potentially outstanding dilutive common shares	1,200,000	1,200,000

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2014.

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

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date: September 4, 2014	By:	/s/ Alvin Snaper
	Name:	Alvin Snaper
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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