Form 10-Q
period 2014-09-30
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2015-08-14
CIK 1435163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes [ ] No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2014, there were 73,000,000 shares of common stock, $0.001 par value per share, outstanding.

CENTAURUS DIAMOND TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED September 30, 2014

Table of Contents	1

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

Table of Contents	2

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.

Centaurus Diamond Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2014	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$1,743	$303
Prepayments and other current assets	—	—

Total Current Assets	1,743	303

PROPERTY AND EQUIPMENT
Property and equipment	8,000	8,000
Accumulated depreciation	(3,600)	(2,800)

Property and equipment, net	4,400	5,200

PATENT
Patent	6,982	6,982
Accumulated amortization	(1,305)	(1,131)

Patent, net	5,677	5,851

Total Assets	$11,820	$11,354

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$5,000	$4,749
Advances from stockholders	91,510	47,994

Total Current Liabilities	96,510	52,743

Total Liabilities	96,510	52,743

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock par value $0.001: 450,000,000 shares authorized; 73,000,000 shares issued and outstanding	73,000	73,000
Additional paid-in capital	429,033	429,033
Accumulated deficit	(586,723)	(543,422)

Total Stockholders' Deficit	(84,690)	(41,389)

Total Liabilities and Stockholders' Deficit	$11,820	$11,354

See accompanying notes to the consolidated financial statements.

Table of Contents	F-1

Centaurus Diamond Technologies, Inc.

Consolidated Condensed Statements of Operations

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$—	$—	$—	$—

Operating Expenses
Consulting fees	5,000	2,300	11,000	6,300
Professional fees	6,825	4,550	6,975	9,275
Rent - related party	2,880	—	3,855	5,000
General and administrative expenses	12,602	5,023	21,471	15,189

Total operating expenses	27,307	11,873	43,301	35,764

Loss from Operations and before Income Tax Provision	(27,307)	(11,873)	(43,301)	(35,764)

Income Tax Provision	—	—	—	—

Net Loss	$(27,307)	$(11,873)	$(43,301)	$(35,764)

Net Loss per Common Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	73,000,000	73,000,000	73,000,000	73,000,000

See accompanying notes to the consolidated financial statements.

Table of Contents	F-2

Centaurus Diamond Technologies, Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended September 30, 2014	For the Six Months Ended September 30, 2013
	(Unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,301)	$(35,764)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	800	800
Amortization expense	174	174
Changes in operating assets and liabilities:
Prepayments and other current assets	—	2,500
Accrued expenses and other current liabilities	251	—
Net cash used in operating activities	(42,076)	(32,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from (repayment to) stockholders	43,516	10,264

Net cash provided by financing activities	43,516	10,264

Net change in cash	1,440	(22,026)

Cash at beginning of the reporting period	303	22,832

Cash at end of the reporting period	$1,743	$806

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to the consolidated financial statements.

Table of Contents	F-3

 Centaurus Diamond Technologies, Inc.

June 30, 2014 and 2013

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 – Organization and Operations

Centaurus Diamond Technologies, Inc. (Formerly Sweetwater Resources, Inc.)

Sweetwater Resources, Inc. ("Sweeter") was incorporated under the laws of the State of Nevada on July 24, 2007.

On July 9, 2012, Sweetwater amended its Articles of Incorporation and changed its name to Centaurus Diamond Technologies, Inc. (“Centaurus” or the “Company”).

Innovative Sales

Innovative Sales (“Innovative”) was incorporated on July 27, 2001 under the laws of the State of Nevada. The Company engages in the business of research and development of industrial grade cultured diamonds that are chemically, optically and physically the same as their natural counterparts .

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

Table of Contents	F-4

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited consolidated interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended March 31, 2014 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on July 14, 2014.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree . The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

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

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification .. The Company is still devoting substantially all of its efforts on establishing the business and still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

The Company is considered a development stage company . The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Table of Contents	F-5

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern : Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.
(ii)	Fair value of long-lived assets : Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.
(iii)	Valuation allowance for deferred tax assets : Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering , among other factors.

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

Actual results could differ from those estimates.

Table of Contents	F-6

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

Table of Contents	F-7

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

Fiscal Year End

The Company elected March 31 as its fiscal year ending date.

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

Table of Contents	F-8

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

Table of Contents	F-9

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification . Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13 , the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2014 or 2013.

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

Table of Contents	F-10

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Reporting Period Ended September 30, 2014	For Reporting Period Ended March 31, 2014

Warrant Shares

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	1,200,000	1,200,000

Total potentially outstanding dilutive common shares	1,200,000	1,200,000

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

Table of Contents	F-11

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “ Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

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

Table of Contents	F-12

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

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “ Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

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

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business .

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Table of Contents	F-13

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation, consisted of the following:

	September 30, 2014	March 31, 2014

Property and equipment	$8,000	$8,000

Accumulated depreciation	(3,600)	(2,800)

	$4,400	$5,200

 The Company acquired property and equipment on June 27, 2012 and started to depreciate as of July 1, 2012. Depreciation expense was $400 each for the reporting period ended September 30, 2014 and 2013, respectively.

Note 5 – Patent

The Company started its U.S. patent application process on June 20, 2006 and obtained the U.S. patent (U.S. Patent No.: 007854823B2) on December 21, 2010. Patent application costs of $6,982, primarily legal costs, incurred during the patent application process were capitalized and are being amortized over the expected useful life of 20 years as of January 1, 2011.

Patent, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2014	March 31, 2014

Patent	$6,982	$6,982

Accumulated amortization	(1,305)	(1,131)

	$5,677	$5,851

Amortization expense was $87 each for the reporting period ended September 30, 2014 and 2013, respectively.

Table of Contents	F-14

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Alvin Snaper	Chairman, CEO and majority stockholder of the Company

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

Table of Contents	F-15

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2012	—	$—	$—	$—	$—

Granted	1,200,000	0.75	0.75	124,800	—

Canceled	—	—	—	—	—

Exercised	—	—	—	—	—

Expired	—	—	—	—	—

Balance, March 31, 2013	1,200,000	$0.75	$0.75	$124,800	$—

Granted	—	—	—	—	—

Canceled	—	—	—	—	—

Exercised	—	—	—	—	—

Expired	—	—	—	—	—

Balance, March 31, 2014	1,200,000	0.75	0.75	124,800	$—

Expired	(1,200,000)	0.75	0.75	124,800	$—

Balance, September 30, 2014	—	$—	$—	$—	$—

Table of Contents	F-16

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

Table of Contents	3

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2014 (unaudited) and 2013.

We have generated no revenues since inception.

For the three months ended September 30, 2014, we incurred $27,682 in operating expenses, comprised of $0 in consulting fees, $7,200 in professional fees, $2,880 of rent paid to our President, $256 in research and development, and $17,346 in general and administrative expenses.  For the three months ended September 30, 2013, we incurred $11,873 in operating expenses, comprised of $2,300 in consulting fees, $4,550 in professional fees, and $5,023 in general and administrative expenses.

The following table provides selected financial data about our company for the quarters ended September and March 31, 2014.

Balance Sheet Data	September 30, 2014	March 31, 2014

Cash	$1,743	$303
Total Assets	$11,820	$303
Total Liabilities	$96,510	$52,743
Shareholders’ Deficit	$(84,690)	$(41,389)

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to September 30, 2014, the Company had accumulated losses of $587,098.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had a cash balance of $1,443. Our expenditures over the next 12 months are expected to be approximately $60,000, unless we raise $3,000,000 to fund our 12-month plan of operation.

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

Table of Contents	4

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.   Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.   Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree . The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiary and/or entity is as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Innovative Sales	The State of Nevada	July 27, 2001	100%

The consolidated financial statements include all accounts of the Company as of September 30, 2014 and for the period from June 5, 2012 (date of acquisition) through September 30, 2014 and Innovative Sales as of September 30, 2014 and 2012 and for the periods then ended.

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

Table of Contents	5

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

The Company’s significant estimates include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment and patent; expected term of share options and similar instruments , expected volatility of the entity’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) ; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.   Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Table of Contents	6

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

Table of Contents	7

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

Table of Contents	8

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

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of products upon commencing operations.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse ; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

·	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior . If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
Table of Contents	9

·	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
·	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
·	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Table of Contents	10

Income Tax Provision

T he Company follows paragraph 740-10-30-2 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification . Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13 , the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.   Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13 .

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

Table of Contents	11

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants .

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

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification .

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the   financial statements were issued .  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, " Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ". This ASU clarifies that the scope of   ASU No. 2011-11, " Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. " applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

Table of Contents	12

In February 2013, the FASB issued ASU No. 2013-02, " Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. " The ASU   adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, " Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date ."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, " Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

Table of Contents	13

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

Table of Contents	14

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)	Exhibits required by Item 601 of Regulation SK

Exhibit		Description

3.1		Articles of Incorporation (1)
3.2		Bylaws (1)
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS*	XBRL Instance Document
101.	SCH*	XBRL Taxonomy Extension Schema Document
101.	CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-151339), as filed with the Securities and Exchange Commission on June 2, 2008.

Table of Contents	15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date:	August 14, 2015	By:	/s/ Alvin Snaper
		Name:	Alvin Snaper
		Title	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Table of Contents	16

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-151339), as filed with the Securities and Exchange Commission on June 2, 2008.

Table of Contents	17