Form 10-Q
period 2014-12-31
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2015-08-14
CIK 1435163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of December 31, 2014, there were 73,000,000 shares of common stock, $0.001 par value per share, outstanding.

CENTAURUS DIAMOND TECHNOLOGIES, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED December 31, 2014

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

Table of Contents	2

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.

Centaurus Diamond Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2014	March 31, 2014

ASSETS
CURRENT ASSETS:
Cash	$11,313	$303
Prepayments and other current assets	—	—

Total Current Assets	11,313	303

PROPERTY AND EQUIPMENT
Property and equipment	8,000	8,000
Accumulated depreciation	(4,000)	(2,800)

Property and equipment, net	4,000	5,200

PATENT
Patent	6,982	6,982
Accumulated amortization	(1,392)	(1,131)

Patent, net	5,590	5,851

Total Assets	$20,903	$11,354

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$1,500	$4,749
Advances from stockholders	139,432	47,994

Total Current Liabilities	140,932	52,743

Total Liabilities	140,932	52,743

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock par value $0.001: 450,000,000 shares authorized; 73,000,000 shares issued and outstanding	73,000	73,000
Additional paid-in capital	429,033	429,033
Accumulated deficit	(622,062)	(543,422)

Total Stockholders' Deficit	(120,029)	(41,389)

Total Liabilities and Stockholders' Deficit	$20,903	$11,354

See accompanying notes to the consolidated financial statements.

Table of Contents	F-1

Centaurus Diamond Technologies, Inc.

Consolidated Condensed Statements of Operations

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$—	$—	$—	$—

Operating Expenses
Consulting fees	9,000	6,550	20,000	12,850
Professional fees	1,124	3,945	8,099	13,220
Rent - related party	10,380	1,117	14,235	6,117
Salary and wages - officers	—	—	—	—
General and administrative expenses	14,834	6,618	36,306	21,807

Total operating expenses	35,338	18,230	78,640	53,994

Loss from Operations and before Income Tax Provision	(35,338)	(18,230)	(78,640)	(53,994)

Income Tax Provision	—	—	—	—

Net Loss	$(35,338)	$(18,230)	$(78,640)	$(53,994)

Net Loss per Common Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	73,000,000	73,000,000	73,000,000	73,000,000

See accompanying notes to the consolidated condensed financial statements.

Table of Contents	F-2

Centaurus Diamond Technologies, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months Ended December 31, 2014	For the Nine Months Ended December 31, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(78,640)	$(53,994)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,200	1,200
Amortization expense	261	261
Changes in operating assets and liabilities:
Prepayments and other current assets	—	2,500
Accrued expenses and other current liabilities	(3,249)	375
Net cash used in operating activities	(80,428)	(49,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from (repayment to) stockholders	91,438	32,827

Net cash provided by financing activities	91,438	32,827

Net change in cash	11,010	(16,831)

Cash at beginning of the reporting period	303	22,832

Cash at end of the reporting period	$11,313	$6,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to the consolidated financial statements.

Table of Contents	F-3

 Centaurus Diamond Technologies, Inc.

December 31, 2014 and 2013

Notes to Unaudited Consolidated Financial Statements

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited consolidated interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 2014 and notes therto contained in the information filed as part of the Compnany’s Form 10-K, which was filed on July 14, 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2014 or 2013.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Reporting Period Ended December 31, 2014	For Reporting Period Ended March 31, 2014

Warrant Shares

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	1,200,000	1,200,000

Total potentially outstanding dilutive common shares	1,200,000	1,200,000

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation, consisted of the following:

	December 31, 2014	March 31, 2014

Property and equipment	$8,000	$8,000

Accumulated depreciation	(4,000)	(2,800)

	$4,000	$5,200

The Company acquired property and equipment on June 27, 2012 and started to depreciate as of July 1, 2012. Depreciation expense was $400 each for the reporting period ended December 31, 2014 and 2013, respectively.

Note 5 – Patent

The Company started its U.S. patent application process on June 20, 2006 and obtained the U.S. patent (U.S. Patent No.: 007854823B2) on December 21, 2010. Patent application costs of $6,982, primarily legal costs, incurred during the patent application process were capitalized and are being amortized over the expected useful life of 20 years as of January 1, 2011.

Patent, stated at cost, less accumulated amortization, consisted of the following:

	December 31, 2014	March 31, 2014

Patent	$6,982	$6,982

Accumulated amortization	(1,392)	(1,131)

	$5,590	$5,851

(i) Impairment

The Company completed its annual impairment testing of patent and determined that there was no impairment as the fair value of patent, exceeded its carrying value at December 31, 2014.

(ii) Amortization Expense

Amortization expense was $87 each for the reporting period ended December 31, 2014 and 2013, respectively.

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

Note 7 – Stockholders' Deficit

Shares Authorized

Balance, March 31, 2014	1,200,000	0.75	0.75	124,800	$—

Earned and exercisable, December 31, 2014	1,200,000	0.75	0.75	124,800	$—

Unvested, December 31, 2014	—	$—	$—	$—	$—

The following table summarizes information concerning outstanding and exercisable warrants:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.75	1,200,000	0.18	$0.75	1,200,000	0.18	$0.75

$0.75	1,200,000	0.18	$0.75	1,200,000	0.18	$0.75

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

Table of Contents	F-15

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

For the three months ended December 31, 2014, we incurred $35,338 in operating expenses, comprised of $9,000 in consulting fees, $1,124 in professional fees, $10,380 of rent paid to our President, and $14,834 in general and administrative expenses.  For the three months ended December 31, 2013, we incurred $18,320 in operating expenses, comprised of $6,550 in consulting fees, $3,945 in professional fees, and $6,618 in general and administrative expenses.

The following table provides selected financial data about our company for the quarters ended December and March 31, 2014.

Balance Sheet Data	December 31, 2014	March 31, 2014

Cash and Cash Equivalents	$11,313	$303
Total Assets	$20,903	$303
Total Liabilities	$140,932	$52,743
Shareholders’ Deficit	$(120,029)	$(41,389)

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to December 31, 2014, the Company had accumulated losses of $622,062.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, we had a cash balance of $11,313. Our expenditures over the next 12 months are expected to be approximately $60,000, unless we raise $3,000,000 to fund our 12-month plan of operation.

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

The consolidated financial statements include all accounts of the Company as of December 31, 2014 and for the period from June 5, 2012 (date of acquisition) through December 31, 2014 and Innovative Sales as of December 31 2014 and 2013 and for the periods then ended.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2014 or 2013.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Three Months Ended December 31, 2014	For Three Months Ended June 30, 2012
Warrant Shares
Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	1,200,000	1,200,000
Total potentially outstanding dilutive common shares	1,200,000	1,200,000

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)	Exhibits required by Item 601 of Regulation SK

Exhibit		Description

3.1		Articles of Incorporation (1)
3.2		Bylaws (1)
31.1		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS*	XBRL Instance Document
101.	SCH*	XBRL Taxonomy Extension Schema Document
101.	CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-151339), as filed with the Securities and Exchange Commission on June 2, 2008.

Table of Contents	15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date:	August 14, 2015	By:	/s/ Alvin Snaper
		Name:	Alvin Snaper
		Title:	President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Table of Contents	16

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-151339), as filed with the Securities and Exchange Commission on June 2, 2008.

Table of Contents	17