Form 10-Q/A
period 2014-09-30
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2015-08-19
CIK 1435163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of August 14, 2015, there were 73,000,000 shares of common stock, $0.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.

Centaurus Diamond Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2014	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$1,743	$303
Prepayments and other current assets	—	—

Total Current Assets	1,743	303

PROPERTY AND EQUIPMENT
Property and equipment	8,000	8,000
Accumulated depreciation	(3,600)	(2,800)

Property and equipment, net	4,400	5,200

PATENT
Patent	6,982	6,982
Accumulated amortization	(1,305)	(1,131)

Patent, net	5,677	5,851

Total Assets	$11,820	$11,354

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$5,000	$4,749
Advances from stockholders	91,510	47,994

Total Current Liabilities	96,510	52,743

Total Liabilities	96,510	52,743

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock par value $0.001: 450,000,000 shares authorized; 73,000,000 shares issued and outstanding	73,000	73,000
Additional paid-in capital	429,033	429,033
Accumulated deficit	(586,723)	(543,422)

Total Stockholders' Deficit	(84,690)	(41,389)

Total Liabilities and Stockholders' Deficit	$11,820	$11,354

See accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	F-1

Centaurus Diamond Technologies, Inc.

Consolidated Condensed Statements of Operations

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$—	$—	$—	$—

Operating Expenses
Consulting fees	5,000	2,300	11,000	6,300
Professional fees	6,825	4,550	6,975	9,275
Rent - related party	2,880	—	3,855	5,000
General and administrative expenses	12,602	5,023	21,471	15,189

Total operating expenses	27,307	11,873	43,301	35,764

Loss from Operations and before Income Tax Provision	(27,307)	(11,873)	(43,301)	(35,764)

Income Tax Provision	—	—	—	—

Net Loss	$(27,307)	$(11,873)	$(43,301)	$(35,764)

Net Loss per Common Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	73,000,000	73,000,000	73,000,000	73,000,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	F-2

Centaurus Diamond Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended September 30, 2014	For the Six Months Ended September 30, 2013
	(Unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,301)	$(35,764)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	800	800
Amortization expense	174	174
Changes in operating assets and liabilities:
Prepayments and other current assets	—	2,500
Accrued expenses and other current liabilities	251	—
Net cash used in operating activities	(42,076)	(32,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from stockholders	43,516	10,264

Net cash provided by financing activities	43,516	10,264

Net change in cash	1,440	(22,026)

Cash at beginning of the reporting period	303	22,832

Cash at end of the reporting period	$1,743	$806

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Table of Contents	F-3

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

The unaudited condensed consolidated financial statements include all accounts of the Company and Innovative Sales as of June 30, 2014 and 2013 and for the reporting periods then ended.

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

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Amortization expense was $174 each for the six months ended September 30, 2014 and 2013, respectively.

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

RESULTS OF OPERATIONS

For the three and sixmonths ended September 30, 2014 (unaudited) and 2013.

We have generated no revenues since inception.

For the three months ended September 30, 2014, we incurred $27,307 in operating expenses, comprised of $5,000in consulting fees, $6,825in professional fees, $2,880 of rent paid to our President, $12,602 in general and administrative expenses.  For the three months ended September 30, 2013, we incurred $11,873 in operating expenses, comprised of $2,300 in consulting fees, $4,550 in professional fees, and $5,023 in general and administrative expenses.

For the six months ended September 30,2014, we incurred $43,301 in operating expenses, comprised of $11,000 in consulting fees, $6,975 in professional fee, $3,855 of rent paid to related party, and $ 21,471 in general and administrative expenses. For the six months ended September 30, 2013, we incurred $35,764 in operating expenses, comprised of $6,300 in consulting fee, $9,275 for professional fe, and $15,189 in general and administrative expense.

The following table provides selected financial data about our company for the quarters ended September and March 31, 2014.

Balance Sheet Data	September 30, 2014	March 31, 2014

Cash	$1,743	$303
Total Assets	$11,820	$11,354
Total Liabilities	$96,510	$52,743
Shareholders’ Deficit	$(84,690)	$(41,389)

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to September 30, 2014, the Company had accumulated losses of $586,723.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had a cash balance of $1,743. Our expenditures over the next 12 months are expected to be approximately $60,000, unless we raise $3,000,000 to fund our 12-month plan of operation.

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

Table of Contents	4

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

All inter-company balances and transactions have been eliminated.

Table of Contents	5

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Table of Contents	6

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

Fiscal Year End

The Company elected March 31st as its fiscal year ending date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Table of Contents	7

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

Table of Contents	8

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

Table of Contents	9

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

Table of Contents	10

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

Table of Contents	11

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

Table of Contents	12

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

Table of Contents	13

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