Form 10-K
period 2015-03-31
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2015-09-14
CIK 1435163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

Commission File No. 000-53286

CENTAURUS DIAMOND TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	71-1050559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of March 31, 2015, the end of the Registrant’s most recently completed fiscal year, there were 74,200,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Table of Contents	1

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

Table of Contents	2

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

(1970)	General Electric’s R&D first “gem quality” diamond was produced utilizing their belt-press, originally designed by Dr. H. Tracy Hall. GE’s high-pressure/high-temperature (HPHT) method never entered into a commercial production.
(1986)	Sumitomo introduced its high-pressure / high-temperature (HPHT) belt-press technology for producing mono-crystal diamonds for utilization in electronics. The color of the crystals are primarily brownish-Yellow to greenish-Yellow. Sumitomo’s diamonds reached the jewelry market in limited supply.
(1993)	Chatham Created Gems announces a joint venture with Russians to grow diamond developed by a small sized press, known as the BARS Press. This press is capable of economically of maintaining 850,000 pounds per square inch and temperatures of 2000-3000 degrees Fahrenheit in conjunction with other equipment. With a growth cycle of approximately 50 hours for 1 carat, the jewelry industry expected production to quickly hit the market, but the joint venture eventually fell apart. Today Chatham produces and markets Fancy Yellow, Blue and Pink diamonds in conjunction with their other “Created Gems,” Emeralds, Sapphires and Rubies. For more information visit: http://www.chatham.com
(1996)	The Gemesis Corporation announced a venture would work in conjunction with the Russians and the University of Florida’s materials science and engineering department.
(1999)	Dr. Robert Linares of Apollo Diamond Inc. files patent application on Tunable CVD Diamond Structures.
(2003)	Gemesis company founder Carter Clarke speaking at the Rapaport Diamond Conference says his company plans to produce 7,000 carats a year, but with 24 operational diamond presses they produce 200 stones per month in the range of 3 carats in rough each (600 carats/month). Clarke stressed consumer prices for the synthetic yellows would fall well below prices for natural intense and vivid yellow diamonds, while being above simulated stones such as cubic zirconia and moissanite. For more information visit: http://www.gemesis.com
(2005)	Dr. Robert Linares of Apollo Diamond Inc. is issued patent 6,858,080 for their Tunable CVD Diamond Structures technology. Apollo’s goals are to initially work with the gem diamond business and to capitalize their work with the semiconductor and optical manufacturers for building prototype devices. Production Capability in 2003 was 20 carats/week. A target of 100-200 carats/week was projected for 2004 with tens of thousands of carats annually being projected for following years. For more information visit: http://www.apollodiamond.com
Table of Contents	3

(2005)	Researchers at the Carnegie Institution’s Geophysical Laboratory learned to produce 10-carat, half-inch thick single-crystal diamonds at rapid growth rates (100 micrometers per hour) using a chemical vapor deposition (CVD) process. This size is approximately five times that of commercially available diamonds produced by the standard high-pressure/high-temperature (HPHT) method and other CVD techniques. For more information visit: http://www.carnegieinstitution.org
(2005)	The Gemesis Corporation appointed former CanadaMark manager, Clark McEwen, as vice president of marketing to lead brand development. McEwen said “After studying the opportunity that cultured diamonds represented to the diamond industry, I found Gemesis to be the clear leader and I wanted to associate myself with the company that would ultimately define and drive this category.” In his new role, McEwen will work alongside former Lazare Kaplan International’s vice president of sales, Chuck Meyer, who is now Gemesis’ vice president of worldwide sales. ”Clark’s experience from mining to rough to retail make him the perfect fit for Gemesis,” said David Hellier, president and CEO of Gemesis.
(2006)	Alvin A. Snaper of Centaurus Technologies files patent application on a completely new process to create diamond. The patent is issued in December 2010.

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

Table of Contents	4

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

Table of Contents	5

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

Plan of Operations

To date we have not generated any revenue. The operations of the Company have historically been funded by its founder and sole shareholder, Alvin A. Snaper, as well as Chaslav Radovich and Leroy Delisle through advances. From time to time, Mr. Snaper, Mr. Radovich, and Mr. Delisle have advanced funds to Innovative for working capital purposes.

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

Table of Contents	6

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

Executive Offices

We lease space for our corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106 from our Chairman, Alvin Snaper, on a minimal cost per month. We do not have a written lease with Mr. Snaper. Our phone number is (702) 382-3385 and our facsimile number is (702) 382-3240.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our current business address is 1000 W. Bonanza, Las Vegas, Nevada 89106. We lease space for our corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106 from our Chairman, Alvin Snaper, on a month-to-month basis at a minimal cost per month. We do not have a written lease with Mr. Snaper. Our phone number is (702) 382-3385 and our facsimile number is (702) 382-3240.

Table of Contents	7

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

Table of Contents	8

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

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended March 31, 2015	$0.02	$0.01
Three Months Ended December 31, 2014	$0.02	$0.01
Three Months Ended September 30, 2014	$0.03	$0.02
Three Month Ended June 30, 2014	$0.04	$0.01

TRANSFER AGENT

Our transfer agent is Holladay Stock Transfer Agent, whose address is 2939 N 67th Pl # C, Scottsdale, AZ 85251 and whose telephone number is (480) 481-3940.

HOLDERS

As of March 31, 2015, the Company had 74,200,000 shares of our common stock issued and outstanding held by approximately 48 holders of record.-

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Table of Contents	9

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

Table of Contents	10

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $656,992 in expenses from inception through March 31, 2015.

For the year ended March 31, 2015, we incurred $113,570 in operating expenses, comprised of $30,000 of rent paid to our President and $83,750 in general and administrative expenses.

Our net loss since inception (July 27, 2001) through March 31, 2015 was $656,992. The following table provides selected financial data about our company for the years ended March 31, 2015 and 2014.

Balance Sheet Data	March 31, 2015	March 31, 2014
Cash	$1,781	$303
Total Assets	$10,884	$11,354
Total Liabilities	$151,050	$52,743
Shareholders’ Deficit	$(140,166)	$(41,389)

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, we had a cash balance of $1,781. Our expenditures over the next 12 months are expected to be approximately $60,000.

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

Table of Contents	11

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Table of Contents	12

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

Centaurus Diamond Technologies, Inc.

March 31, 2015 and 2014

Table of Contents	13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Centaurus Diamond Technologies, Inc.

We have audited the consolidated balance sheet of Centaurus Diamond Technologies, Inc. (the “Company”) as of March 31, 2015 and the related statements of operations, stockholders' deficit and cash flows for the year ended March 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of March 31, 2014 and for the year then ended were audited by other auditors, whose report dated July 14, 2014, expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and the results of their operations and their cash flows for the year ended March 31, 2015 in conformity with accounting principles generally accepted in the United States.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in Note 3 to the consolidated financial statements, the Company incurred an accumulated deficit of $656,992 as of March 31, 2015. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, California

September 14, 2015

Table of Contents	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Centaurus Diamond Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Centaurus Diamond Technologies, Inc. (the “Company”) as of March 31, 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

July 14, 2014

Table of Contents	F-2

Centaurus Diamond Technologies, Inc.

Consolidated Balance Sheets

	March 31, 2015	March 31, 2014

ASSETS
CURRENT ASSETS:
Cash	$1,781	$303

Total Current Assets	1,781	303

PROPERTY AND EQUIPMENT
Property and equipment	8,000	8,000
Accumulated depreciation	(4,400)	(2,800)

Property and equipment, net	3,600	5,200

PATENT
Patent	6,982	6,982
Accumulated amortization	(1,479)	(1,131)

Patent, net	5,503	5,851

Total Assets	$10,884	$11,354

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$—	$4,749
Advances from stockholders	151,050	47,994

Total Current Liabilities	151,050	52,743

Total Liabilities	151,050	52,743

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock par value $0.001: 450,000,000 shares authorized; 74,200,000 and 73,000,000 shares issued and outstanding	74,200	73,000
Additional paid-in capital	442,626	429,033
Accumulated deficit	(656,992)	(543,422)

Total Stockholders' Equity (Deficit)	(140,166)	(41,389)

Total Liabilities and Stockholders' Equity (Deficit)	$10,884	$11,354

See accompanying notes to the consolidated financial statements.

Table of Contents	F-3

Centaurus Diamond Technologies, Inc.

Consolidated Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	March 31, 2015	March 31, 2014

Revenue	$—	$—

Operating Expenses
Rent - related party	30,000	6,450
General and administrative expenses	83,570	69,785

Total operating expenses	113,570	76,235

Loss from Operations	(113,570)	(76,235)

Other (Income) Expense
Interest income	—	(1)

Other (income) expense, net	—	(1)

Loss before Income Tax	(113,570)	(76,234)

Income Tax	—	—

Net Loss	$(113,570)	$(76,234)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	74,196,760	73,000,000

See accompanying notes to the consolidated financial statements.

Table of Contents	F-4

Centaurus Diamond Technologies, Inc.

Consolidated Statement of Stockholders’ Equity (deficit)

For the Fiscal Years Ended March 31, 2015 and 2014

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance, April 1, 2013	73,000,000	$73,000	$429,033	$(467,188)	$34,845

Net loss	—	—	—	(76,234)	(76,234)

Balance, March 31, 2014	73,000,000	73,000	429,033	(543,422)	(41,389)

Issuance of shares at discount	1,200,000	1,200	(1,200)	—	—

Shareholder contribution	—	—	14,793	—	14,793

Net loss	—	—	—	(113,570)	(113,570)

Balance, March 31, 2015	74,200,000	$74,200	$442,626	$(656,992)	$(140,166)

See accompanying notes to the consolidated financial statements.

Table of Contents	F-5

Centaurus Diamond Technologies, Inc.

Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,570)	$(76,234)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	1,600	1,600
Amortization expense	348	348
Expenses paid by shareholder	14,793	—
Changes in operating assets and liabilities:
Prepayments and other current assets	—	2,500
Accrued expenses and other current liabilities	(4,749)	4,749

Net cash provided by (used in) operating activities	(101,578)	(67,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders	103,056	44,508

Net cash provided by financing activities	103,056	44,508

Net change in cash	1,478	(22,529)

Cash at beginning of the reporting period	303	22,832

Cash at end of the reporting period	$1,781	$303

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$—	$—

Income tax paid	$—	$—

See accompanying notes to the consolidated financial statements.

Table of Contents	F-6

Centaurus Diamond Technologies, Inc.

 March 31, 2015 and 2014

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

Table of Contents	F-7

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

The consolidated financial statements include all accounts of the Company and Innovative Sales as of March 31, 2015 and 2014 and for the reporting periods then ended.

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

Actual results could differ from those estimates.

Table of Contents	F-8

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

Table of Contents	F-9

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

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2015 and 2014.

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

Table of Contents	F-10

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

Table of Contents	F-11

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2015 or 2014.

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

Table of Contents	F-12

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Fiscal Year Ended March 31, 2015	For Fiscal Year Ended March 31, 2014

Warrant Shares

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	—	1,200,000

Total potentially outstanding dilutive common shares	—	1,200,000

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

Table of Contents	F-13

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
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

Table of Contents	F-14

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

In July 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefits Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) and Health and Welfare Benefit Plans (Topic 965): I. Fully Benefit-Responsive Investment Contracts; II. Plan Investment Disclosures; and III. Measurement Date Practical Expedient (“ASU 2015-12”). This three-part ASU simplifies current benefit plan accounting and requires (i) fully benefit-responsive investment contracts to be measured, presented, and disclosed only at contract value and accordingly removes the requirement to reconcile their contract value to fair value; (ii) benefit plans to disaggregate their investments measured using fair value by general type, either on the face of the financial statements or in the notes to the financial statements; (iii) the net appreciation or depreciation in investments for the period to be presented in the aggregate rather than by general type, and removes certain disclosure requirements relevant to individual investments that represent five percent or more of net assets available for benefits. Further, the amendments in this ASU eliminate the requirement to disclose the investment strategy for certain investments that are measured using Net Asset Value (“NAV”) per share using the practical expedient in the FASB ASC Topic 820. Part III of the ASU provides a practical expedient to permit employee benefit plans to measure investments and investment-related accounts as of the month-end that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with a month-end, while requiring certain additional disclosures. The amendments in Parts I and II of this standard are effective retrospectively for fiscal years beginning after December 15, 2015 and early adoption is permitted. The amendments in Part III of this standard are effective prospectively for fiscal years beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

On July 22, 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 will not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. ASU 2015-11 is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. The Company is evaluating the financial statement implications of adopting ASU 2015-11.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements (“ASU 2015-10”). With regard to fair value measurement disclosures, ASU 2015-10 clarified that, for nonrecurring measurements estimated at a date during the reporting period other than the end of the reporting period, an entity should clearly indicate that the fair value information presented is not as of the period’s end as well as the date or period that the measurement was taken. The Company adopted ASU 2015-10, effective June 12, 2015, as the change was effective upon issuance. The adoption did not have an impact on the Company’s condensed consolidated financial statements.

In May 2015, the FASB issued Accounting Standards Update No. 2015-09, Financial Services—Insurance (Topic 944): Disclosures about Short-Duration Contracts, or ASU 2015-09. This amendment requires new and expanded disclosures in interim and annual reporting periods related to the liability for unpaid claims and claim adjustment expenses for short-duration insurance contracts. ASU 2015-09 is effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. The adoption of ASU 2015-03 will not impact our consolidated financial position, results of operations or cash flows.

Table of Contents	F-15

In May 2015, the FASB issued ASU 2015-08, Business Combinations (Topic 805) - Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Bulletin No. 115 (“ASU 2015-08”). The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption did not have an impact on the Company’s condensed consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 provides guidance that amends the required disclosure of investments for which fair value is measured at net asset value per share (or its equivalent). The amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 is effective for fiscal periods (including interim periods) beginning after December 15, 2015 and early adoption is permitted. ASU 2015-07 should be applied retrospectively. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260) - Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (“ASU 2015-06”). ASU 2015-06 provides guidance for calculating historical earnings per unit under the two-class method, stating that the earnings or losses of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest. ASU 2015-06 is effective for fiscal periods (including interim periods) beginning after December 15, 2015 and early adoption is permitted. ASU 2015-06 should be applied retrospectively. The adoption of ASU 2015-06 is not expected to have an impact on the Company’s condensed consolidated financial statements.

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, or ASU 2015-05. This amendment provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. We will evaluate the effects, if any, the adoption of ASU 2015-05 will have upon our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-04 (ASU 2015-04), Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which permits entities to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amendments in ASU 2015-04 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with prospective application required. Early adoption is, however, permitted. The Company plans to elect the accounting policy prospectively in accordance with ASU 2015-04 by using December 31 when it performs its measurements as of January 2, 2016 and for all fiscal years thereafter. The Company does not expect the adoption of this ASU to have a material impact on the Company’s results of operations or financial condition.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. In accordance with GAAP guidance currently in effect, debt issuance costs are included within other current assets and other noncurrent assets in our consolidated balance sheets. The adoption of ASU 2015-03 will not impact our consolidated financial position, results of operations or cash flows.

Table of Contents	F-16

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02. ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. All legal entities are subject to reevaluation under the revised consolidation model. The adoption of ASU 2015-02 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items ("ASU No. 2015-01"), which eliminates from U.S. GAAP the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. ASU No. 2015-01 simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. ASU No. 2015-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We will adopt ASU No. 2015-01 as of our quarter ending March 31, 2016. We believe that the adoption of this update will not have a material impact on our financial statements.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit of $656,992 at March 31, 2015, a net loss of $ 113,570 for the year ended March 31, 2015 and net cash of $1,478 provided by operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, consisting primarily of office furniture and fixtures, computers and printers, is stated at cost is reported as follows:

	March 31, 2015	March 31, 2014

Property and Equipment	$8,000	$8,000
Accumulated depreciation	(4,400)	(2,800)
	$3,600	$5,200

Table of Contents	F-17

(i) Impairment

The Company completed its annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at March 31, 2015.

(ii) Depreciation Expense

The Company acquired property and equipment on June 27, 2012 and started to depreciate as of July 1, 2012. Depreciation expense was $1,600 for each reporting period ended March 31, 2015 and 2014, respectively.

Note 5 – Patent

The Company started its U.S. patent application process on June 20, 2006 and obtained the U.S. patent (U.S. Patent No.: 007854823B2) on December 21, 2010. Patent application costs of $6,982, primarily legal costs, incurred during the patent application process were capitalized and are being amortized over the expected useful life of 20 years as of January 1, 2011. The patent is for the process of synthesizing diamonds from carbon in a different state, or in mixtures of different states, utilizing the exertion of pulse derived from the collapse of a strong magnetic field.

Patent, stated at cost, less accumulated amortization, consisted of the following:

	March 31, 2015	March 31, 2014

Patent	$6,982	$6,982
Accumulated amortization	(1,479)	(1,131)
	$5,503	$5,851

(i) Impairment

The Company completed its annual impairment testing of patent and determined that there was no impairment as the fair value of patent, exceeded its carrying value at March 31, 2015.

(ii) Amortization Expense

Amortization expense was $348 each for the reporting period ended March 31, 2015 and 2014, respectively.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Alvin Snaper	Chairman, CEO and majority stockholder of the Company
Chas Radovich	Stockholder of the Company
Leroy Deslisle	Stockholder of the Company

Advances from Chairman, CEO and Majority Stockholder and Stockholders

From time to time, the chairman, CEO and majority stockholder and stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. During the years ended March 31, 2015 and 2014, these advances were $103,056 and $44,508, respectively. As of March 31, 2015 and 2014, the Company owed Chas Radovich $75,525 and $23,997, respectively and Leroy Delisle $75,525 and $23,997, respectively.

Table of Contents	F-18

Operating Lease from Chairman and CEO

On June 5, 2012 the Company leased office spaces for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106 from its Chairman and CEO, Alvin Snaper, at $2,500 per month on a month-to-month basis, effective June 15, 2012. During the year ended March 31, 2015, the chairman contributed $14,793 of rent as contributed capital.

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

Upon consummation of the Acquisition Agreement on June 5, 2012, the then majority stockholders of the Company surrendered 85,575,000 shares of the Company's common stock which was cancelled upon receipt and the Company issued 43,850,000 shares of its common stock pursuant to the terms and conditions of the Acquisition Agreement. There are 74,200,000 shares of common stock issued as of March 31, 2015

Warrants

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

Table of Contents	F-19

Summary of the Company’s Warrants Activities

The table below summarizes the Company’s warrants activities:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, March 31, 2012	—	—	—	—	—

Granted	1,200,000	$0.75	$0.75	$124,800	—

Canceled	—	—	—	—	—

Exercised	—	—	—	—	—

Expired	—	—	—	—	—

Balance, March 31, 2013	1,200,000	0.75	0.75	124,800	—

Granted	—	—	—	—	—

Canceled	—	—	—	—	—

Exercised	—	—	—	—	—

Expired	—	—	—	—	—

Balance, March 31, 2014	1,200,000	0.75	0.75	124,800	—

Expired	(1,200,000)	0.75	0.75	124,800	—

Balance, March 31, 2015	—	—	—	—	—

These warrants expired during the year ended March 31, 2015 and none were exercised.

Note 8 – Income Tax Provision

Deferred tax assets

At March 31, 2015, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $656,992 that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $223,337 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $38,613 and $25,919 for the reporting period ended March 31, 2015 and 2014, respectively.

Table of Contents	F-20

Components of deferred tax assets are as follows:

	March 31, 2015	March 31, 2014

Net deferred tax assets – Non-current

Expected income tax benefit from NOL carry-forwards	$223,337	$184,763

Less valuation allowance	(223,337)	(184,763)

Deferred tax assets, net of valuation allowance	$—	$—

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended March 31, 2015	For the Fiscal Year Ended March 31, 2014

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

On June 8, 2015, after approval by the board of directors, the Company issued 60,000,000 shares at $0.005 per share to repay $166,093 of stockholder advances and as payment for $133,907 of services.

On June 8, 2015, the Company issued 6,150,000 shares at $0.005 per share in exchange for Autogenous Impact Mill Technology valued at $30,750. This acquisition is not a business in accordance with ASC 805, instead it is an asset purchase.

Table of Contents	F-21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2015.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of March 31, 2015.

Table of Contents	14

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Table of Contents	15

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of March 31, 2015 are as follows:

Name	Age	Position	Since
Alvin Snaper	83	Chief Executive Officer, Director	March, 2015

Alvin Snaper., Chief Executive Officer, Director

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

Table of Contents	16

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2015, our executive officers, directors and greater-than-ten percent stockholders have not complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended March 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

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

Table of Contents	17

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of March 31, 2015:

Name	Fees Earned Pain In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Alvin Snaper	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 74,200,000 shares of our common stock issued and outstanding as of March 31, 2015. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner(1)	Number of Shares Owned Beneficially	Percent of Class Owned

Common Stock	Alvin Snaper (2)	43,850,000	59.1%

All executive officers and directors as a group		43,850,000	59.1%

(1)	Unless otherwise noted, the address of each person or entity listed is, c/o Centaurus Diamond Technologies, Inc., 1000 W. Bonanza, Las Vegas, Nevada 89106.
(2)	Chairman of the Board, Chief Science Officer, President, Chief Executive Officer, Chief Financial Officer and Secretary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2015 and 2014, the total fees charged to the company for audit services, including quarterly reviews were $14,500 and $18,500, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

Table of Contents	18

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date: September 8, 2015	By:	/s/ Leroy Delisle
		Name:	Leroy Delisle
		Title:	Chief Executive Officer

Table of Contents	19

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	20