Form 10-Q
period 2015-06-30
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2015-10-20
CIK 1435163

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of October 20, 2015, there  were 135,200,000 shares of common stock, $0.001 par value per share, outstanding.

CENTAURUS DIAMOND TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2015

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

 PART I. FINANCIAL INFORMATION

ITEM   1.  CONSOLIDATED FINANCIAL STATEMENTS.

Centaurus Diamond Technologies, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2015	March 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$688	$1,781

Total Current Assets	688	1,781

PROPERTY AND EQUIPMENT
Property and equipment	8,000	8,000
Accumulated depreciation	(4,800)	(4,400)

Total Property and Equipment, net	3,200	3,600

OTHER ASSETS
Patent	6,982	6,982
Accumulated amortization	(1,566)	(1,479)

Total Other Assets	5,416	5,503

Total Assets	$9,304	$10,884

LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES:
Advances from stockholders	$16,093	$151,050

Total Current Liabilities	16,093	151,050

Total Liabilities	16,093	151,050

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 450,000,000 shares authorized;
135,200,000 and 74,200,000 shares issued and outstanding
at June 30, 2015 and March 31, 2015, respectively	135,200	74,200
Additional paid-in capital	1,479,626	442,626
Accumulated deficit	(1,621,615)	(656,992)

Total Stockholders 'Deficit	(6,789)	(140,166)

Total Liabilities and Stockholder Deficit	$9,304	$10,884

See accompanying notes to the consolidated financial statements.

Table of Contents	F-1

Centaurus Diamond Technologies, Inc.
Condensed Consolidated Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)
Revenue
Operating Expenses	$—	$—
Rent - related party	381	975
General and administrative expenses	574,242	15,020

Total operating expenses	574,623	15,995

Loss from Operations	(574,623)	(15,995)

Other Income (Expense)
Other expense –loss on extinguishment of debts	(390,000)	—

Other income (expense),	(390,000)	—

Loss before Income Tax	(964,623)	(15,995)

Income Tax	—	—

Net Loss	$(964,623)	$(15,995)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	88,947,253	73,000,000

See accompanying notes to the consolidated financial statements.

Table of Contents	F-2

Centaurus Diamond Technologies, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(964,623)	$(15,995)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	558,000	—
Depreciation expense	400	400
Amortization expense	87	87
loss on extinguishment of debt	390,000	—
Changes in operating assets and liabilities:
Prepayments and other current assets	—	(825)
Accrued expenses and other current liabilities	—	(4,374)

Net cash used in operating activities	(16,136)	(20,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts from stockholders	15,043	24,486

Net cash provided by financing activities	15,043	24,486

Net change in cash	(1,093)	3,779

Cash at beginning of the reporting period	1,781	303

Cash at end of the reporting period	$688	$4,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$—	$—

Income tax paid	$—	$—

NON CASH FINANCING AND INVESTING ACTIVITIES:

Stock issued for repayment of stockholder Advances	$150,000	$—

See accompanying notes to the consolidated financial statements.

Table of Contents	F-3

Centaurus Diamond Technologies, Inc.

June 30, 2015 and 2014

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2015 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on September 14, 2015.

Note 2 – Summary of Significant Accounting Policies

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 3.
(ii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.
(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

Table of Contents	F-4

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

Table of Contents	F-5

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have any cash equivalent as of June 30, 2015

Property and Equipment

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

Table of Contents	F-6

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Table of Contents	F-7

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

Table of Contents	F-8

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

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

Table of Contents	F-9

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Reporting Period Ended June 30, 2015	For Reporting Period Ended March 31, 2014
Warrant Shares
Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	—	1,200,000
Total potentially outstanding dilutive common shares	—	1,200,000

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

Table of Contents	F-10

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

Table of Contents	F-11

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

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $1,621,615 at June 30, 2015, a net loss of $964,623 and net cash used in operating activities of $16,136 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Table of Contents	F-12

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

Note 4 – Property and Equipment

Property and equipment, consisting primarily of office furniture and fixtures, computers and printers, is stated at cost is reported as follows:

	June 30, 2015	March 31, 2015
Property and equipment	$8,000	$8,000
Accumulated depreciation	(4,800)	(4,400)
	$3,200	$3,600

(i) Impairment

The Company completed its annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at June 30, 2015.

(ii) Depreciation Expense

The Company acquired property and equipment on June 27, 2012 and started to depreciate as of July 1, 2012. Depreciation expense was $400 each for the reporting period ended June 30, 2015 and 2014, respectively.

Note 5 – Intangible Assets

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

Patent, stated at cost, less accumulated amortization, consisted of the following:

	June 30, 2015	March 31, 2015
Patent	$6,982	$6,982
Accumulated amortization	(1,566)	(1,479)
	$5,416	$5,503

(i) Impairment

The Company completed its quarterly impairment testing of the patent and determined that there was no impairment as the fair value of the patent, exceeded its carrying value at June 30, 2015.

Table of Contents	F-13

(ii) Amortization Expense

Amortization expense was $87 each for the reporting period ended June 30, 2015 and 2014, respectively.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Alvin Snaper	Chairman, CEO and majority stockholder of the Company
Chas Radovich	Stockholder of the Company
Leroy Delisle	Stockholder of the Company

Advances from Chairman, CEO and Majority Stockholder and Stockholders

From time to time, the chairman, CEO and majority stockholder and stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. For the quarter ended June 30, 2015, these parties advanced $15,043 to the Company. On June 8, 2015, the Company issued 30,000,000 shares of common stock at $0.018 per share to repay $150,000 of the advances. Since the fair value of the shares issued is $540,000, the Company recorded the difference between the $540,000 and the $150,000 as loss in extinguishment of debt for $390,000. As of June 30, 2015, the Company owes a total of $16,093 on these advances which are due to two shareholders as follows: Chas Radovich $8,047 and Leroy Delisle $8,046.

Operating Lease from Chairman and CEO

On June 5, 2012 the Company leased office spaces for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106 from its Chairman and CEO, Alvin Snaper, at $2,500 per month on a month-to-month basis, effective June 15, 2012. During the quarter ended June 30, 2015, the chairman contributed $0 of rent as contributed capital.

Note 7 – Stockholders' Equity

Shares Authorized

Upon formation the total number of shares of all classes of capital stock which the Company is authorized to issue is four hundred fifty million (450,000,000) shares with a par value of $0.001, all of which are designated as Common Stock.

Common Stock

On June 8, 2015, the Company issued 30,000,000 shares of common stock at $0.018 per share to pay down $150,000 of the advances from shareholders. Since the value of the shares issued is $540,000, the Company recorded the difference between the $600,000 and the $150,000 as loss in extinguishment of debt for $390,000.

On June 8, 2015, the Company issued 30,000,000 shares at fair value of $0.018 per share for a total of $540,000 in exchange for services.

On June 8, 2015, the Company issued 1,000,000 shares at fair value of $0.018 per share for a total of $18,000 in exchange for website design services.

Note 8 - Commitment

The Company signed an agreement to issue 6,150,000 shares of common stock as consideration for the acquired Autogenous Impact Mill Technology. The shares have not been issued as of June 30, 2015.

Table of Contents	F-14

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

Table of Contents	1

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2015 (unaudited) and 2014.

We have generated no revenues since inception.

For the three months ended June 30, 2015, we incurred $574,623 in operating expenses, comprised of $543,000 in consulting fees, $2,173 in professional fees, $381 of rent paid to our President, and $29,069 in general and administrative expenses.  For the three months ended June 30, 2014, we incurred $15,995 in operating expenses, comprised of $975 of rent paid to our President, $150 in professional fees, and $14,870 in general and administrative expenses.

 The following table provides selected financial data about our company for the quarters ended June 30 and March 31, 2015.

Balance Sheet Data	June 30, 2015	March 31, 2015
Cash and Cash Equivalents	$688	$1,781
Total Assets	$9,304	$10,884
Total Liabilities	$16,093	$151,050
Shareholders’ Deficit	$(6,789)	$(140,166)

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to June 30, 2015, the Company had accumulated losses of $1,621,615.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, we had a cash balance of $688. Our expenditures over the next 12 months are expected to be approximately $60,000, unless we raise $3,000,000 to fund our 12-month plan of operation.

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

Table of Contents	2

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited consolidated interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended March 31, 2015 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on September 14, 2015.

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

The consolidated financial statements include all accounts of the Company as of June 30, 2015 and 2014 and for the three months ended June 30, 2015 and 2014 and Innovative Sales as of June 30, 2015 and 2014 and for the three months then ended.

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

Table of Contents	3

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

Table of Contents	4

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have cash equivalent as of June 30, 2015

Property and Equipment

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

Table of Contents	5

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

Table of Contents	6

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior . If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
Table of Contents	7

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Table of Contents	8

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2015 or 2014.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

Table of Contents	9

	Potentially Outstanding Dilutive Common Shares
	For Three Months Ended June 30, 2015	For Three Months Ended June 30, 2014
Warrant Shares
Warrants issued on June 5, 2012 to an institutional investor in connection with the Company’s June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	—	1,200,000
Total potentially outstanding dilutive common shares	—	1,200,000

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

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

Table of Contents	10

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

To achieve that core principle, an entity should apply the following steps:

6.	Identify the contract(s) with the customer
7.	Identify the performance obligations in the contract
8.	Determine the transaction price
9.	Allocate the transaction price to the performance obligations in the contract
10.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

4.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
5.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
6.	Assets recognized from the costs to obtain or fulfill a contract.

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

Table of Contents	11

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2015.

Table of Contents	12

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

Table of Contents	13

ITEM 6.  EXHIBITS.

(a)	Exhibits required by Item 601 of Regulation SK

Exhibit		Description
3.1		Articles of Incorporation (1)
3.2		Bylaws (1)
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS*	XBRL Instance Document
101.	SCH*	XBRL Taxonomy Extension Schema Document
101.	CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)   Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-151339), as filed with the Securities and Exchange Commission on June 2, 2008.

Table of Contents	F-14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date: October 20, 2015	By:	/s/ Alvin Snaper
	Name:	Alvin Snaper
	Title:	President and Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

Table of Contents	F-15

EXHIBIT INDEX

Exhibit		Description
3.1		Articles of Incorporation (1)
3.2		Bylaws (1)
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS*	XBRL Instance Document
101.	SCH*	XBRL Taxonomy Extension Schema Document
101.	CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)   Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-151339), as filed with the Securities and Exchange Commission on June 2, 2008.

Table of Contents	F-16