Form 10-Q
period 2015-09-30
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2016-08-11
CIK 1435163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-53286

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	71-1050559
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 W. Bonanza Rd.

Las Vegas, Nevada 89106

(Address of principal executive offices, zip code)

(702) 382-3385

(Registrant's telephone number, including area code)

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

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

As of August 11, 2016, there were 226,267,623 shares of common stock, $0.001 par value per share, outstanding.

CENTAURUS DIAMOND TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Centaurus Diamond Technologies, Inc., a Nevada corporation, contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-Q to the "Company", "Centaurus Diamond Technologies, Inc.", "Centaurus Diamond Technologies," "we", "us," or "our" are to Centaurus Diamond Technologies, Inc.

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Centaurus Diamond Technologies, Inc.

 Balance Sheets

	September 30, 2015	March 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,685	$1,781

Total Current Assets	1,685	1,781

PROPERTY AND EQUIPMENT
Property and equipment	8,000	8,000
Accumulated depreciation	(5,200)	(4,400)

Total Property and Equipment, net	2,800	3,600

OTHER ASSETS
Patent	6,982	6,982
Accumulated amortization	(1,653)	(1,479)

Total Other Assets	5,329	5,503

Total Assets	$9,814	$10,884

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,381	$-
Derivative liability	10,804	-
Convertible note - Bauta	15,000	-
Advances from stockholders	26,269	151,050

Total Current Liabilities	64,454	151,050

Total Liabilities	64,454	151,050

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 450,000,000 shares authorized; 136,200,000 and 74,200,000 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	136,200	74,200
Additional paid-in capital	1,488,626	442,626
Accumulated deficit	(1,679,466)	(656,992)

Total Stockholders' Deficit	(54,640)	(140,166)

Total Liabilities and Stockholders' Deficit	$9,814	$10,884

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.

 Statements of Operations

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Six Months Ended September 30, 2015	For the Six Months Ended September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses
Rent - related party	5,043	2,880	5,424	3,855
General and administrative expenses	36,507	24,427	610,749	39,445

Total operating expenses	41,550	27,307	616,173	43,300

Loss from Operations	(41,550)	(27,307)	(616,173)	(43,300)

Other Income (Expense)
Interest income	3	-	3	-
Change in fair value of derivative	11,935	-	11,935	-
Amortization of debt discount	(22,739)	-	(22,739)	-
Loss on extinguishment of debt	-	-	(390,000)	-
Interest expense	(5,500)	-	(5,500)	-

Other income (expense), net	(16,301)	-	(406,301)	-

Loss before Income Tax	(57,851)	(27,307)	(1,022,474)	(43,300)

Income Tax	-	-	-	-

Net Loss	$(57,851)	$(27,307)	$(1,022,474)	$(43,300)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
-basic and diluted	135,353,986	73,000,000	112,277,414	73,000,000

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.

 Statements of Cash Flows

	For the Six Months Ended September 30, 2015	For the Six Months Ended September 30, 2014
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,022,474)	$(43,301)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	558,000	-
Depreciation expense	800	800
Amortization expense	174	174
Change in fair value of derivative	(11,935)	-
Amortization of debt discount	22,739	-
Loss on extinguishment of debt	390,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	12,381	251

Net cash used in operating activities	(50,315)	(42,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	25,000	-
Advance received from stockholders	25,219	43,516

Net cash provided by financing activities	50,219	43,516

Net change in cash	(96)	1,440

Cash at beginning of the reporting period	1,781	303

Cash at end of the reporting period	$1,685	$1,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:

Stock issued for repayment of stockholder advances	$150,000	$-

Stock issued to reduce convertible note	$10,000	$-

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.

September 30, 2015 and 2014

Notes to the Unaudited Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2015 and notes thereto contained in the information filed as part of the Company's Form 10-K, which was filed on September 14, 2015.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company's critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. See Note 3.

(ii)	Fair value of long-lived assets: Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss ("NOL") carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

The carrying amount of the Company's financial assets and liabilities, such as cash, prepayments and other current assets, and accrued expenses and other current liabilities approximate their fair values because of the short maturity of the instruments.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, which include property and equipment, and patent, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification ("Sub-topic 505-50").

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company's most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder's expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder's expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity's shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended September 30, 2014 or 2013.

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 ("Section 382"), certain ownership changes may subject the NOL's to annual limitations which could reduce or defer the NOL. Section 382 imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Net Income (Loss)per Common Share

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Reporting Period Ended September 30, 2015	For Reporting Period Ended March 31, 2014
Warrant Shares

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company's June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	-	1,200,000

Total potentially outstanding dilutive common shares	-	1,200,000

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results." The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although "major" is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09")

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

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity's governing documents and contractual arrangements allow additional equity investments.

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

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 "Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12").

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2015, the Company's only derivative financial instrument was an embedded conversion feature associated with convertible promissory note due to certain provisions that allow for a change in the conversion price based on a percentage of the Company's stock price at the date of conversion.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $1,679,466 at September 30, 2015, a net loss of $1,022,474 and net cash used in operating activities of $50,315 for the reporting period then ended.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to commence operations, further implement its business plan and generate sufficient revenue; however, the Company's cash position, if any, may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence explorations, further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment, consisting primarily of office furniture and fixtures, computers and printers, is stated at cost is reported as follows:

	September 30, 2015	March 31, 2015

Property and equipment	$8,000	$8,000

Accumulated depreciation	(5,200)	(4,400)

	$2,800	$3,600

(i) Impairment

The Company completed its annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at September 30, 2015.

(ii) Depreciation Expense

The Company acquired property and equipment on June 27, 2012 and started to depreciate as of July 1, 2012. Depreciation expense was $800 each for the reporting period ended September 30, 2015 and 2014, respectively.

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

Patent, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2015	March 31, 2015

Patent	$6,982	$6,982

Accumulated amortization	(1,653)	(1,479)

	$5,329	$5,503

(i) Impairment

The Company completed its quarterly impairment testing of the patent and determined that there was no impairment as the fair value of the patent, exceeded its carrying value at September 30, 2015.

(ii) Amortization Expense

Amortization expense was $174 each for the reporting period ended September 30, 2015 and 2014, respectively.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Alvin Snaper	Chairman, CEO and majority stockholder of the Company
Chas Radovich	Stockholder of the Company
Leroy Delisle	Stockholder of the Company

Advances from Chairman, CEO and Majority Stockholder and Stockholders

From time to time, the chairman, CEO and majority stockholder and stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. For the six months ended September 30, 2015, these parties advanced $25,219 to the Company. On June 8, 2015, the Company issued 30,000,000 shares of common stock at $0.018 per share to repay $150,000 of the advances. Since the fair value of the shares issued is $540,000, the Company recorded the difference between the $540,000 and the $150,000 as other expense of debt for $390,000. As of September 30, 2015, the Company owes a total of $26,269 on these advances which are due to two shareholders as follows: Chas Radovich $13,135 and Leroy Delisle $13,134.

Operating Lease from Chairman and CEO

On June 5, 2012 the Company leased office spaces for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106 from its Chairman and CEO, Alvin Snaper, at $2,500 per month on a month-to-month basis, effective June 15, 2012. During the quarter ended September 30, 2015, the chairman contributed $0 of rent as contributed capital.

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

Note 8 – Commitment

The Company signed an agreement to issue 6,150,000 shares of common stock as consideration for the acquired Autogenous Impact Mill Technology. The shares have not been issued as of September 30, 2015.

Note 9 – Convertible Promissory Notes

During the period ended December 31, 2015, the Company issued a revolving convertible promissory note to an investor for borrowing up to $250,000.  The Company borrowed $25,000 under this revolving convertible promissory note during the period ended September 30, 2015 as follows:  $2,500 paid directly towards legal and document fees, $5,500 paid directly towards interest expense and $17,000 deposited into the Company's bank account.  The convertible promissory note (i) is unsecured, (ii) bears interest at the rate of 5% per annum (of which six months is guaranteed with each funding), and (iii) is due the 45 days after the funding of the initial funding and six months after all subsequent funding.  The convertible promissory note is convertible at any time at the option of the investor into shares of the Company's common stock that is determined by dividing the amount to be converted by the lowest trading price of the Company's common stock during the five days prior to conversion.  If the convertible is in default, the convertible promissory note is into shares of the Company's common stock that is determined by dividing the amount to be converted by 60% the lowest trading price of the Company's common stock during the five days prior to conversion.

Due to the potential adjustment in the conversion price associated with this convertible promissory note based on the Company's stock price, the Company has determined that the conversion feature is considered a derivative liability.  The embedded conversion feature was initially calculated to be $22,739 which are recorded as a derivative liability as of the date of issuance.  The derivative liability was recorded as a debt discount to the convertible promissory note.  The debt discount is being amortized over the term of the convertible promissory note.  The Company recognized interest expense of $22,739 during the period ended December 31, 2015 related to the amortization of the debt discount.

Note 10 – Derivative Liability

The convertible promissory note discussed in Note 9 has a conversion price that can be adjusted based on the Company's stock price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2015:

Stock price	$0.035
Risk free rate	0.01%
Volatility	290%
Conversion/ Exercise price	$0.020
Dividend rate	0%
Term (years)	0.01

The following table represents the Company's derivative liability activity for the period ended September 30, 2015:

Amount

Derivative liability balance, March 31, 2015	$-
Issuance of derivative liability during the period ended September 30, 2015	22,739
Change in derivative liability during the period ended September 30, 2015	(11,935)
Derivative liability balance, September 30, 2015	$10,804

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Centaurus Diamond Technologies, Inc. was incorporated in the State of Nevada on July 24, 2007 and has a fiscal year end of March 31. We are a development stage Company. Implementing our planned business operation is dependent on our ability to raise approximately $3,000,000.

Going Concern

To date the Company has little operations and no revenues, and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the implement our initial business plan, as described in this Form 10-Q. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2015 (unaudited) and 2014.

We have generated no revenues since inception.

For the three months ended September 30, 2015, we incurred $41,550 in operating expenses, comprised of $5,043 of rent paid to our President, and $36,507 in general and administrative expenses. For the three months ended September 30, 2014, we incurred $27,307 in operating expenses, comprised of $2,880 of rent paid to our President and $24,427 in general and administrative expenses.

For the six months ended September 30, 2015 (unaudited) and 2014.

We have generated no revenues since inception.

For the six months ended September 30, 2015, we incurred $616,173 in operating expenses, comprised of $5,424 of rent paid to our President, and $610,749 in general and administrative expenses. For the six months ended September 30, 2014, we incurred $43,300 in operating expenses, comprised of $3,855 of rent paid to our President and $39,445 in general and administrative expenses.

The following table provides selected financial data about our company for the quarters ended September 30 and March 31, 2015.

Balance Sheet Data	September 30, 2015	March 31, 2015
Cash and Cash Equivalents	$1,685	$1,781
Total Assets	$9,814	$10,884
Total Liabilities	$64,454	$151,050
Shareholders' Deficit	$(54,640)	$(140,166)

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to September 30, 2015, the Company had accumulated losses of $1,679,466. Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, we had a cash balance of $1,685. Our expenditures over the next 12 months are expected to be approximately $60,000, unless we raise $3,000,000 to fund our 12-month plan of operation.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2015 and notes thereto contained in the information filed as part of the Company's Form 10-K, which was filed on September 14, 2015.

The financial statements include all accounts of the Company as of September 30, 2015 and 2014 and for the three and six months ended September 30, 2015 and 2014.

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

The Company's significant estimates include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and the estimated useful lives of property and equipment and patent; expected term of share options and similar instruments , expected volatility of the entity's common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) ; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

The carrying amount of the Company's financial assets and liabilities, such as cash, and prepayments and other current assets, approximate their fair values because of the short maturity of the instrument.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, which include property and equipment, and patent, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Fiscal Year End

The Company elected March 31st as its fiscal year ending date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have cash equivalent as of September 30, 2015

Property and Equipment

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

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

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of products upon commencing operations. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board ("FOB") warehouse ; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification ("Sub-topic 505-50").

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company's most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder's expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder's expected exercise behavior . If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity's shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2015 or 2014.

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 ("Section 382"), certain ownership changes may subject the NOL's to annual limitations which could reduce or defer the NOL. Section 382 imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For Three Months Ended September 30, 2015	For Three Months Ended June 30, 2014
Warrant Shares

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company's June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	-	1,200,000

Total potentially outstanding dilutive common shares	-	1,200,000

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification .

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

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results." The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although "major" is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09")

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

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity's governing documents and contractual arrangements allow additional equity investments.

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

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 "Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12").

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2015.

There were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 1A.RISK FACTORS

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

_______________

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Filed and incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-151339), as filed with the Securities and Exchange Commission on June 2, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date: August 11, 2016	By:	/s/ Chaslav Radovich
	Name:	Chaslav Radovich
	Title:	President and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Filed and incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-151339), as filed with the Securities and Exchange Commission on June 2, 2008.

