Form 10-Q
period 2015-12-31
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2016-08-11
CIK 1435163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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

___________________________________________________________
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

FOR THE PERIOD ENDED DECEMBER 31, 2015

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

3

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Centaurus Diamond Technologies, Inc.

Balance Sheets

	December 31, 2015	March 31, 2015
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash	$784	$1,781

Total Current Assets	784	1,781

PROPERTY AND EQUIPMENT
Property and equipment	8,000	8,000
Accumulated depreciation	(5,600)	(4,400)

Total Property and Equipment, net	2,400	3,600

OTHER ASSETS
Patent	6,982	6,982
Accumulated amortization	(1,740)	(1,479)

Total Other Assets	5,242	5,503

Total Assets	$8,426	$10,884

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$21,940	$-
Derivative liability	9,852	-
Convertible note - Bauta	12,000	-
Advances from stockholders	25,595	151,050
Stock subscriptions	125,000	-

Total Current Liabilities	194,387	151,050

Total Liabilities	194,387	151,050

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 450,000,000 shares authorized; 136,200,000 and 74,200,000 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	136,361	74,200
Additional paid-in capital	1,491,465	442,626
Accumulated deficit	(1,813,787)	(656,992)

Total Stockholders' Deficit	(185,961)	(140,166)

Total Liabilities and Stockholders' Deficit	$8,426	$10,884

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.  Statements of Operations

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses
Rent - related party	16,662	10,380	22,086	14,235
General and administrative expenses	118,611	24,959	729,360	64,404

Total operating expenses	135,273	35,339	751,446	78,639

Loss from Operations	(135,273)	(35,339)	(751,446)	(78,639)

Other Income (Expense)
Interest income	-	-	3	-
Change in fair value of derivative	952	-	12,887	-
Amortization of debt discount	-	-	(22,739)	-
Loss on debt extinguishment	-	-	(390,000)	-
Interest expense	-	-	(5,500)	-

Other income (expense), net	952	-	(405,349)	-

Loss before Income Tax	(134,321)	(35,339)	(1,156,795)	(78,639)

Income Tax	-	-	-	-

Net Loss	$(134,321)	$(35,339)	$(1,156,795)	$(78,639)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
basic and diluted	136,298,177	74,200,000	120,313,451	74,200,000

 See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31, 2015	December 31, 2014
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,156,795)	$(78,639)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	558,000	-
Depreciation expense	1,200	1,200
Amortization expense	261	261
Change in fair value of derivative	(12,887)
Amortization of debt discount	22,739
Loss on debt extinguishment	390,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	21,940	(3,250)

Net cash used in operating activities	(175,542)	(80,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	25,000	-
Cash received from stock subscriptions	125,000	-
Advance received from stockholders	24,545	91,438

Net cash provided by financing activities	174,545	91,438

Net change in cash	(997)	11,010

Cash at beginning of the reporting period	1,781	303

Cash at end of the reporting period	$784	$11,313

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-

Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:

Stock issued for repayment of SH Advances	$150,000	$-

Stock issued for stock subscriptions	$11,613	$-

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.

December 31, 2015 and 2014

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2015 or 2014.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

Potentially Outstanding Dilutive Common Shares
	As of December 31, 2015	As of December 31, 2014

Warrant Shares

Warrants issued on June 5, 2012 to an institutional investor in connection with the Company's June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	-	-

Total potentially outstanding dilutive common shares	-	-

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

As reflected in the financial statements, the Company had an accumulated deficit of $1,813,787 at December 31, 2015, a net loss of $1,156,795 and net cash used in operating activities of $175,542 for the reporting period then ended.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment, consisting primarily of office furniture and fixtures, computers and printers, is stated at cost is reported as follows:

	December 31, 2015	March 31, 2015

Property and equipment	$8,000	$8,000

Accumulated depreciation	(5,600)	(4,400)

	$2,400	$3,600

(i) Impairment

The Company completed its annual impairment testing of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2015.

(ii) Depreciation Expense

The Company acquired property and equipment on June 27, 2012 and started to depreciate as of July 1, 2012. Depreciation expense was $1,200 each for the reporting period ended December 31, 2015 and 2014, respectively.

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

Patent, stated at cost, less accumulated amortization, consisted of the following:

	December 31, 2015	March 31, 2015

Patent	$6,982	$6,982

Accumulated amortization	(1,740)	(1,479)

	$5,242	$5,503

(i) Impairment

The Company completed its quarterly impairment testing of the patent and determined that there was no impairment as the fair value of the patent, exceeded its carrying value at December 31, 2015.

(ii) Amortization Expense

Amortization expense was $261 each for the reporting period ended December 31, 2015 and 2014, respectively.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Alvin Snaper	Chairman, CEO and majority stockholder of the Company
Chas Radovich	Stockholder of the Company
Leroy Delisle	Stockholder of the Company

Advances from Chairman, CEO and Majority Stockholder and Stockholders

From time to time, the chairman, CEO and majority stockholder and stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. For the nine months ended December 31, 2015, these parties advanced $25,595 to the Company. On June 8, 2015, the Company issued 30,000,000 shares of common stock at $0.018 per share to repay $150,000 of the advances. Since the fair value of the shares issued is $540,000, the Company recorded the difference between the $540,000 and the $150,000 as loss on extinguishment of debt for $390,000. As of December 31, 2015, the Company owes a total of $25,595 on these advances which are due to two shareholders as follows: Chas Radovich $12,798 and Leroy Delisle $12,797.

Operating Lease from Chairman and CEO

On June 5, 2012 the Company leased office spaces for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106 from its Chairman and CEO, Alvin Snaper, at $2,500 per month on a month-to-month basis, effective June 15, 2012. During the quarter ended December 31, 2015, the chairman contributed $0 of rent as contributed capital.

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

Stock Subscriptions

The Company received $125,000 of stock subscriptions during the three months ended December 31, 2015.  The total stock subscription balance is $125,000 as of December 31, 2015.

Note-8 – Commitment

The Company signed an agreement to issue 6,150,000 shares of common stock as consideration for the acquired Autogenous Impact Mill Technology. The shares have not been issued as of December 31, 2015.

Note 9 – Convertible Promissory Notes

During the period ended December 31, 2015, the Company issued a revolving convertible promissory note to an investor for borrowing up to $250,000. The Company borrowed $25,000 under this revolving convertible promissory note during the period ended December 31, 2015 as follows: $2,500 paid directly towards legal and document fees, $5,500 paid directly towards interest expense and $17,000 deposited into the Company's bank account. The convertible promissory note (i) are unsecured, (ii) bear interest at the rate of 5% per annum (of which six months is guaranteed with each funding), and (iii) are due the 45 days after the funding of the initial funding and six months after all subsequent funding. The convertible promissory note is convertible at any time at the option of the investor into shares of the Company's common stock that is determined by dividing the amount to be converted by the lowest trading price of the Company's common stock during the five days prior to conversion. If the convertible is in default, the convertible promissory note is into shares of the Company's common stock that is determined by dividing the amount to be converted by 60% the lowest trading price of the Company's common stock during the five days prior to conversion.

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

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2015:

Stock price	$0.18
Risk free rate	0.01%
Volatility	290%
Conversion/ Exercise price	$0.099
Dividend rate	0%
Term (years)	0.01

The following table represents the Company's derivative liability activity for the period ended December 31, 2015:

Amount

Derivative liability balance, March 31, 2015	$-
Issuance of derivative liability during the period ended December 31, 2015	22,739
Change in derivative liability during the period ended December 31, 2015	(12,887)
Derivative liability balance, December 31, 2015	$9,852

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2015 (unaudited) and 2014.

We have generated no revenues since inception.

For the three months ended December 31, 2015, we incurred $135,273 in operating expenses, comprised of $16,662 of rent paid to our President, and $118,611 in general and administrative expenses. For the three months ended December 31, 2014, we incurred $35,339 in operating expenses, comprised of $10,380 of rent paid to our President and $24,959 in general and administrative expenses.

For the nine months ended December 31, 2015 (unaudited) and 2014.

We have generated no revenues since inception.

For the nine months ended December 31, 2015, we incurred $751,446 in operating expenses, comprised of $22,086 of rent paid to our President, and $729,360 in general and administrative expenses. For the nine months ended December 31, 2014, we incurred $78,639 in operating expenses, comprised of $14,235 of rent paid to our President and $64,404 in general and administrative expenses.

The following table provides selected financial data about our company for the quarters ended December 31, 2015 and March 31, 2015.

Balance Sheet Data	December 31, 2015	March 31, 2015
Cash and Cash Equivalents	$784	$1,781
Total Assets	$8,426	$10,884
Total Liabilities	$194,387	$151,050
Shareholders' Deficit	$(185,961)	$(140,166)

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to December 31, 2015, the Company had accumulated losses of $1,813,787. Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, we had a cash balance of $784. Our expenditures over the next 12 months are expected to be approximately $60,000, unless we raise $3,000,000 to fund our 12-month plan of operation.

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

The financial statements include all accounts of the Company as of December 31, 2015 and 2014 and for the three and nine months ended December 31, 2015 and 2014.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have cash equivalent as of December 31, 2015.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2015 or 2014.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

Potentially Outstanding Dilutive Common Shares
	For Three Months Ended December 31, 2015	For Three Months Ended December 31, 2014
Warrant Shares
Warrants issued on June 5, 2012 to an institutional investor in connection with the Company's June 5, 2012 equity financing with an exercise price of $0.75 per share expiring two (2) years from the date of issuance	-	-

Total potentially outstanding dilutive common shares	-	-

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2015.

There were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

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

______________

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

