Form 10-K
period 2016-03-31
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2018-09-05
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

●
The end of the Soviet Regime, which unleashed a torrent of rough diamonds from the Russia’s stockpiles and a desire among a number of Russian senior government officials and members of the diamond hierarchy to become more independent.

●	The temporary truce in Angola’s decades-long civil war during the early 1990s, which created an opportunity for thousands of independent miners to dig for diamonds in the country’s alluvial fields.

●	The discovery of diamonds in Canada, which introduced a large rival mining corporation, thus creating another formidable distribution channel outside of the Central Selling Organization, or CSO.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $2,606,587 in expenses from inception through March 31, 2016.

For the year ended March 31, 2016, we incurred $1,818,757 in operating expenses, comprised of $30,000 of rent paid to our President and $1,788,757 in general and administrative expenses.

Our net loss since inception (July 27, 2001) through March 31, 2016 was $2,606,587. The following table provides selected financial data about our company for the years ended March 31, 2016 and 2015.

Balance Sheet Data	March 31, 2016	March 31, 2015
Cash	$13,155	$1,781
Total Assets	$15,157	$10,884
Total Liabilities	$440,533	$151,050
Shareholders’ Deficit	$(425,376)	$(140,166)

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, we had a cash balance of $13,155. Our expenditures over the next 12 months are expected to be approximately $60,000.

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

March 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Centaurus Diamond Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Centaurus Diamond Technologies, Inc. (the Company) as of March 31, 2016 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has had a net loss of $1,949,595 and an accumulated deficit of $2,606,587 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matters-Significant Related Party Transactions

The Company has had significant transactions, relationships and stock issuances with related parties, including entities controlled by the Company’s Chairman, which are described in Note 4 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm's length basis, as the requisite conditions of competitive, free market dealings may not exist.

We have served as the Company’s auditor since 2016.

AJ Robbins CPA LLC

Denver, Colorado
August 13, 2018

aj@ajrobbins.com
3773 Cherry Creek North Drive, Suite 575 East, Denver, Colorado 80209
(B)303-331-6190 (M)720-339-5566 (F)303-845-9078

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

/s/Anton & Chia, LLP
Newport Beach, California

September 14, 2015

Centaurus Diamond Technologies, Inc.
Balance Sheets

	As of	As of
	March 31, 2016	March 31, 2015

ASSETS
CURRENT ASSETS:
Cash	$13,155	$1,781

Total Current Assets	13,155	1,781

PROPERTY AND EQUIPMENT
Property and equipment	8,000	8,000
Accumulated depreciation	(6,000)	(4,400)

Total Property and Equipment, net	2,000	3,600

OTHER ASSETS
Autogenous Impact Mill Technology	1	-
Patent	1	6,982
Accumulated amortization	-	(1,479)

Total Other Assets	2	5,503

Total Assets	$15,157	$10,884

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$39,171	$-
Default judgement liability	112,968	-
Note Payable - Bauta	12,000	-
Advances from stockholders	276,394	151,050

Total Current Liabilities	440,533	151,050

Total Liabilities	440,533	151,050

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 450,000,000 shares authorized;
220,520,623 and 74,200,000 shares issued and outstanding
at March 31, 2016 and 2015, respectively	220,520	74,200
Additional paid-in capital	1,842,591	442,626
Stock subscriptions accrual	118,100	-
Accumulated deficit	(2,606,587)	(656,992)

Total Stockholders' Deficit	(425,376)	(140,166)

Total Liabilities and Stockholders' Deficit	$15,157	$10,884

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Operations

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended
	March 31, 2016	March 31, 2015

Revenue	$-	$-

Operating Expenses
Rent - related party	30,000	30,000
General and administrative expenses	1,788,757	83,570

Total operating expenses	1,818,757	113,570

Loss from Operations	(1,818,757)	(113,570)

Other Income (Expense)
Gain on settlement of accounts payable	5,241	-
Loss on impairment of long-lived assets	(5,502)	-
Loss on default judgement	(112,968)	-
Change in fair value of derivative	12,887	-
Amortization of debt discount	(22,739)	-
Interest expense	(7,757)	-

Other income (expense), net	(130,838)	-

Loss before Income Tax	(1,949,595)	(113,570)

Income Tax	-	-

Net Loss	$(1,949,595)	$(113,570)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	137,410,269	74,196,760

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statement of Stockholders’ Equity (deficit)
For the Fiscal Years Ended March 31, 2016 and 2015

	Common Stock, $0.001 Par Value		Additional	Stock		Total
	Number of		Paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Accrual	Deficit	Deficit

Balance, March 31, 2014	73,000,000	$73,000	$429,033	$-	$(543,422)	$(41,389)

Issuance of shares at discount	1,200,000	1,200	(1,200)	-	-	-

Shareholder contribution	-	-	14,793	-	-	14,793

Net loss	-	-	-	-	(113,570)	(113,570)

Balance, March 31, 2015	74,200,000	74,200	442,626	-	(656,992)	(140,166)

Issuance of stock to fulfil stock subscriptions	7,103,333	7,103	204,897	-	-	212,000

Issuance of stock for payment of accounts payable	231,000	231	8,869	-	-	9,100

Issuance of stock for repayment of note payable	1,161,290	1,161	11,839	-	-	13,000

Issuance of stock for repayment of SH advances	30,000,000	30,000	120,000	-	-	150,000

Issuance of stock for services	107,825,000	107,825	1,054,360	-	-	1,162,185

Cash received for shares issued in 2017	-	-	-	118,100	-	118,100

Net loss	-	-	-	-	(1,949,595)	(1,949,595)

Balance, March 31, 2016	220,520,623	$220,520	$1,842,591	$118,100	$(2,606,587)	$(425,376)

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Cash Flows

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,949,595)	$(113,570)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	1,162,185	-
Depreciation and amortization expense	1,600	1,948
Expenses paid by shareholder	-	14,793
Loss on impairment of long-lived assets	5,502	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	48,270	(4,749)
Default judgement liability	112,968	-
Net cash used in operating activities	(619,070)	(101,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	25,000	-
Cash received from stock subscriptions	330,100	-
Advance received from stockholders	275,344	103,056

Net cash provided by financing activities	630,444	103,056

Net change in cash	11,374	1,478

Cash at beginning of the reporting period	1,781	303

Cash at end of the reporting period	$13,155	$1,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued for acquisition of asset	$6,150	$-
Stock issued for payment of accounts payable	$9,100	$-
Stock issued for repayment of SH Advances	$150,000	$-
Stock issued to reduce convertible note	$13,000	$-
Stock issued to fulfil stock subscriptions	$212,000	$-

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
 March 31, 2016 and 2015
Notes to the Financial Statements

Note 1 – Organization and Operations

Centaurus Diamond Technologies, Inc. (Formerly Sweetwater Resources, Inc.)

Sweetwater Resources, Inc. ("Sweeter") was incorporated under the laws of the State of Nevada on July 24, 2007.

On July 9, 2012, Sweetwater amended its Articles of Incorporation and changed its name to Centaurus Diamond Technologies, Inc. (“Centaurus” or the “Company”).

The Company has not commenced principal operations and there are various risks and uncertainties to its existence, ability to produce revenue, etc.

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

Note 2 – Summary of Significant Accounting Policies

Critical Accounting Policies and Use of Estimates

In the opinion of Management, all adjustments necessary for a fair statement of results for the fiscal years presented have been included. These financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) generally accepted in the United States of America.

GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets, income taxes, equity-based compensation, litigation and warranties. The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events.

The policies discussed below are considered by management to be critical to an understanding of the Company’s financial statements. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

Cash and Cash Equivalents

There are only cash accounts included in our cash equivalents in these statements. For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents. There are no short-term cash equivalents reported in these financial statements.

Property and Equipment

Property and equipment are to be stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which range from three to ten years and are typically consistent with tax-basis useful lives. Maintenance and repairs are charged to operations as incurred.

Revenue Recognition

The Company has generated no revenue as of the date of these financial statements.

The Company will recognize product revenue, net of sales discounts, returns and allowances, in accordance Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) and ASC 605. These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable.

Inventory

The Company records inventory at the net realizable value.

Income Taxes

The company has net operating loss carryforwards as of March 31, 2016 totaling $2,606,587. A deferred tax benefit of approximately $547,383 has been offset by a valuation allowance of the same amount as its realization is not assured.

Due to the current uncertainty of realizing the benefits of the tax NOL carry-forward, a valuation allowance equal to the tax benefits for the deferred taxes has not been established. The full realization of the tax benefit associated with the carry-forward depends predominately upon the Company’s ability to generate taxable income during future periods, which is not assured.

Long-Lived Assets

Long-lived assets to be held and used are tested for recoverability whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Certain long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.

Fair Values of Financial Instruments

ASC 825 requires the Corporation to disclose estimated fair value for its financial instruments. Fair value estimates, methods, and assumptions are set forth as follows for the Corporation’s financial instruments. The carrying amounts of cash, receivables, other current assets, payables, accrued expenses and notes payable are reported at cost but approximate fair value because of the short maturity of those instruments.

Stock-Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Effects of Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements noting that they do not affect the financial statements, except as follows:

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

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has elected early adoption of FASB issued ASU No. 2014-10.

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at March 31, 2016 and 2015.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported income.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2015, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible promissory note due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. For the year ended March 31, 2016, the Company incurred a net loss of $(1,949,595) and the net cash flow used in operations was $(619,070) and its accumulated net losses from inception through the period ended March 31, 2016 is $(2,606,587), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 4 – Property and Equipment

The Company has acquired all of its office and field work equipment with cash payments. The total fixed assets consist of various equipment items and the totals are as follows:

Asset	March 31, 2016	March 31, 2015
Equipment	$8,000	$8,000
Accumulated depreciation	(6,000)	(4,400)
Net Fixed Assets	$2,000	$3,600

Depreciation expenses for the years ended March 31, 2016 and 2015 was $1,600 and $1,600, respectively.

Note 5 – Impairment of Long Lived Assets

During the fiscal year ended March 31, 2016, the Company performed an analysis of the value of long-lived assets and determined the patent, originally valued at $6,982, had been impaired by $6,981. The related accumulated amortization of the patent at March 31, 2015 was $1,479. The Company reduced the patent by $6,981 and the accumulated amortization by $1,479. The net of these adjustments is $5,502, which was recorded to loss on impairment of long-lived assets during the fiscal year ended March 31, 2016.

Note 6 – Advances from Stockholders and Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Alvin Snaper	Chairman, CEO and majority stockholder of the Company
Chas Radovich	Stockholder of the Company
Leroy Delisle	Stockholder of the Company

Advances from and Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. Below are the details of the advances by party:

	Chas Radovich	Leroy Delisle	Total
Balance at March 31, 2014	$23,997	$23,997	$47,994
Advances for year ended March 31, 2015	51,528	51,528	103,056
Balance at March 31, 2015	75,525	75,525	151,050
Advances for year ended March 31, 2016	152,091	123,253	275,344
Issuance of shares to repay advances	(75,000)	(75,000)	(150,000)
Balance at March 31, 2016	$152,616	$123,778	$276,394

On June 8, 2015, the Company issued 30,000,000 shares of common stock at $0.005 per share to repay $150,000 of the advances.

Operating Lease from Chairman and CEO

On June 5, 2012 the Company entered into a lease agreement, for office space for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106, with its Chairman and CEO, Alvin Snaper, at $2,500 per month on a month-to-month basis, effective June 15, 2012. During the years ended March 31, 2016 and 2015, the Company has paid or accrued $30,000 and $30,000, respectively, of rent. During the year ended March 31, 2015, the chairman contributed $14,793 of rent as contributed capital.

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

On February 3, 2016, the Company issued 7,103,333 shares at various values to fulfill $212,000 of stock subscriptions.

On February 3, 2016, the Company issued 6,150,000 shares of common stock to acquire the Autogenous Impact Mill technology from one of its stockholders at a value of $6,150. The stockholder owned the asset for over 20 years and the asset was fully depreciated. Assets acquired from related parties are recorded and the seller’s depreciated value; therefore, the Company recorded the asset at $1. The remaining $6,149 was recorded as research and development expenses.

On February 3, 2016, the Company issued 120,000 shares of common stock at $0.03 per share as a payment against an accounts payable balance.

On February 3, 2016, the Company issued 111,000 shares of common stock at $0.0495 per share as a payment against an accounts payable balance.

Between September 3, 2015 and November 5, 2015, the Company issued 1,161,290 shares at an average value of $0.011 as a $13,000 payment towards a note payable.

On June 8, 2015, the Company issued 30,000,000 shares of common stock at $0.005 per share to pay down $150,000 of the advances from shareholders.

On June 8, 2015, the Company issued 30,000,000 shares of common stock at $0.005 per share for a total of $150,000 in exchange for services.

On June 8, 2015, the Company issued 1,000,000 shares of common stock at $0.005 per share for a total of $5,000 in exchange for website design services.

On February 3, 2016, the Company issued 70,675,000 shares of common stock at $0.013 per share in exchange for $918,775 of services.

There are 220,520,623 and 74,200,000 shares of common stock issued as of March 31, 2016 and 2015, respectively.

Stock Subscriptions

The Company received $330,100 of stock subscriptions during the year ended March 31, 2016. On February 3, 2016, the Company issued 7,103,333 shares at various values to fulfill $212,000 of the stock subscriptions. The total stock subscription balance is $118,100 as of March 31, 2016. This is an accrual account used to capture stock-cash timing differences while presenting information consistent with transfer agent records.

Note 8: Convertible Promissory Notes

During the year ended March 31, 2016, the Company issued a revolving convertible promissory note to an investor for borrowing up to $250,000. The Company borrowed $25,000 under this revolving convertible promissory note during the year ended March 31, 2016 as follows: $2,500 paid directly towards legal and document fees, $5,500 paid directly towards interest expense and $17,000 deposited into the Company’s bank account. The convertible promissory note (i) is unsecured, (ii) bears interest at the rate of 5% per annum (of which six months is guaranteed with each funding), and (iii) is due the 45 days after the funding of the initial funding and six months after all subsequent funding. The convertible promissory note is convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by the lowest trading price of the Company’s common stock during the five days prior to conversion. If the convertible is in default, the convertible promissory note is convertible into shares of the Company’s common stock that is determined by dividing the amount to be converted by 60% the lowest trading price of the Company’s common stock during the five days prior to conversion.

Due to the potential adjustment in the conversion price associated with this convertible promissory note based on the Company’s stock price, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $22,739 which are recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount to the convertible promissory note. The debt discount is being amortized over the term of the convertible promissory note. The Company recognized interest expense of $22,739 during the year ended March 31, 2016 related to the amortization of the debt discount. Also during the year ended March 31, 2016, this revolving convertible promissory note was cancelled and any remaining balances of the convertible note and derivative liability were combined into a note payable. The balance of this note payable is $12,000 as of March 31, 2016.

Note 9 – Income Tax Provision

Deferred tax assets

At March 31, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $2,606,587 that may be offset against future taxable income through 2036. The carry-forwards begin to expire in the year 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $547,383 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $408,259 and $23,777 for the reporting period ended March 31, 2016 and 2015, respectively.

Components of deferred tax assets are as follows:

Net deferred taxes – Non-current	March 31, 2016	March 31, 2015
Expected income tax benefit from NOL carry-forwards	$547,383	$139,124
Less valuation allowance	(547,383)	(139,124)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	March 31, 2016	March 31, 2015
Federal statutory income tax rate	21.0%	21.0%
Change in valuation allowance on net operating loss carry-forwards	(21.0%)	(21.0)
Effective income tax rate	$-	$-

Note 10 - Commitments, Contingencies and Concentrations

Except for as follows the Company does not have any commitments, contingencies or concentrations:

In May 2017, the Company lost a civil suit whereby the court awarded the plaintiff a default judgment of $112,968. See Note 7. The Company has accrued $112,968 for this judgement as of March 31, 2016. There were no legal fees incurred with respect to this default judgement.

Note 11 – Subsequent Events

In preparing the financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date that the financial statements were available to be issued and determined there were no subsequent events resulting in adjustments to or disclosure in the financial statements, except as follows:

Subsequent to March 31, 2016, the Company received $306,600 of stock subscriptions from outside investors, including the following:
On November 1, 2017, the Company entered into a stock purchase agreement with an outside investor; whereby 1,000,000 shares were to be issued for $0.05 per share for a total of $50,000. The $50,000 was received from the outside investor on November 16, 2017 and the shares are yet to be issued; therefore, the Company has recorded a stock subscription liability of $50,000 on the balance sheet.

On June 4, 2018, the Company entered into a stock purchase agreement with an outside investor; whereby 400,000 shares were to be issued for $0.05 per share for a total of $20,000. The $20,000 was received from the outside investor on June 4, 2018 and the shares are yet to be issued; therefore, the Company has recorded a stock subscription liability of $20,000 on the balance sheet.

On May 18, 2016, the Company issued 5,747,000 shares at various values to fulfill $354,700 of stock subscriptions.

Subsequent to March 31, 2017, the Company deemed $11,000 of stock subscriptions receivable uncollectible. As a result, the Company wrote the balance off to consulting fees.

In May 2017, the Company lost a civil suit whereby the court awarded the plaintiff a default judgment of $112,968. See Note 7. The Company has accrued $112,968 for this judgement as of March 31, 2016. There were no legal fees incurred with respect to this default judgement.

Subsequent to March 31, 2016, stockholders have advanced funds to the Company or have paid for expenses on behalf of the Company. On September 30, 2017, these stockholders elected to contribute these advances to the Company as additional paid-in capital. See the roll forward of stockholder advances below:

	Chas Radovich	Leroy Delisle	Total
Balance at March 31, 2016	$152,616	$123,778	$276,394
Advances for the year ended March 31, 2017	115,069	89,377	204,446
Advances for the six months ended September 30, 2017	66,685	72,782	139,467
Advances converted to APIC	(334,370)	(285,937)	(620,307)
Balance at September 30, 2017	-	-	-
Advances from October 1, 2017 to date of issuance of these financial statements	7,312	131,200	138,512
Balance at date of issuance	$7,312	$131,200	$138,512

In November 2017, 15,000,000 shares of common stock were returned to treasury due to lack of performance of the services related to those stock issuances.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

●
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of March 31, 2016 are as follows:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2016 and 2015, the total fees charged to the company for audit services, including quarterly reviews were $18,900 and $7,000, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

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

CENTAURUS DIAMOND TECHNOLOGIES, INC.

Date: September 5, 2018	By:	/s/ Leroy Delisle
Name: Leroy Delisle
Title: Chief Executive Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.