Form 10-K
period 2017-03-31
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2018-09-05
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of March 31, 2017, the end of the Registrant’s most recently completed fiscal year, there were 220,520,623 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

CENTAURUS DIAMOND TECHNOLOGIES, INC.

i

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

ii

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $3,070,393 in expenses from inception through March 31, 2017.

For the year ended March 31, 2017, we incurred $460,926 in operating expenses, comprised of $30,000 of rent paid to our President and $430,926 in general and administrative expenses.

Our net loss since inception (July 27, 2001) through March 31, 2017 was $3,070,393. The following table provides selected financial data about our company for the years ended March 31, 2016 and 2015.

Balance Sheet Data	March 31, 2017	March 31, 2016
Cash	$15,151	$13,155
Total Assets	$34,893	$15,157
Total Liabilities	$687,475	$440,533
Shareholders’ Deficit	$(652,582)	$(425,376)

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, we had a cash balance of $15,151. Our expenditures over the next 12 months are expected to be approximately $60,000.

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
March 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Centaurus Diamond Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Centaurus Diamond Technologies, Inc. (the Company) as of March 31, 2017 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has had a net loss of $463,806 and an accumulated deficit of $3,070,393 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
3773 Cherry Creek North Drive, Suite 575 East, Denver, Colorado 80209
(B)303-331-6190 (M)720-339-5566 (F)303-845-9078

Centaurus Diamond Technologies, Inc.
Balance Sheets

	As of	As of
	March 31, 2017	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$15,151	$13,155
Total Current Assets	15,151	13,155

PROPERTY AND EQUIPMENT
Property and equipment	8,000	8,000
Accumulated depreciation	(7,600)	(6,000)
Total Property and Equipment, net	400	2,000

OTHER ASSETS
Deposits	19,340	-
Autogenous Impact Mill Technology	1	1
Patent	1	1
Total Other Assets	19,342	2
Total Assets	$34,893	$15,157

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$80,947	$39,171
Note payable - Bauta	12,000	12,000
Default judgement liability	113,688	112,968
Advances from stockholders	480,840	276,394
Total Current Liabilities	687,475	440,533
Total Liabilities	687,475	440,533

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 450,000,000 shares authorized;
226,267,623 and 220,520,623 shares issued and outstanding
at March 31, 2017 and March 31, 2016, respectively	226,267	220,520
Additional paid-in capital	2,191,544	1,842,591
Stock subscriptions accrual	-	118,100
Accumulated deficit	(3,070,393)	(2,606,587)
Total Stockholders' Deficit	(652,582)	(425,376)
Total Liabilities and Stockholders' Deficit	$34,893	$15,157

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Operations

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended
	March 31, 2017	March 31, 2016
Revenue	$-	$-

Operating Expenses
Rent - related party	30,000	30,000
General and administrative expenses	430,926	1,788,757

Total operating expenses	460,926	1,818,757

Loss from Operations	(460,926)	(1,818,757)

Other Income (Expense)
Gain on settlement of accounts payable	-	5,241
Loss on impairment of long-lived assets	-	(5,502)
Loss on default judgement	(720)	(112,968)
Change in fair value of derivative	-	12,887
Amortization of debt discount	-	(22,739)
Interest expense	(2,160)	(7,757)

Other income (expense), net	(2,880)	(130,838)

Loss before Income Tax	(463,806)	(1,949,595)

Income Tax	-	-

Net Loss	$(463,806)	$(1,949,595)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
- basic and diluted	225,511,853	137,410,269

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
Statement of Stockholders’ Equity (deficit)
For the Fiscal Years Ended March 31, 2017 and 2016

	Common Stock, $0.001 Par Value
			Additional	Stock		Total
	Number of Shares	Amount	Paid-in Capital	Subscriptions Accrual	Accumulated Deficit	Stockholders Deficit
Balance, March 31, 2015	74,200,000	$74,200	$442,626	$-	$(656,992)	$(140,166)
Issuance of stock to fulfil stock subscriptions	7,103,333	7,103	204,897	-	-	212,000
Issuance of stock for payment of accounts payable	231,000	231	8,869	-	-	9,100
Issuance of stock for repayment of note payable	1,161,290	1,161	11,839	-	-	13,000
Issuance of stock for repayment of SH advances	30,000,000	30,000	120,000	-	-	150,000
Issuance of stock for services	107,825,000	107,825	1,054,360	-	-	1,162,185
Cash received for shares issued in 2017	-	-	-	118,100	-	118,100
Net loss	-	-	-	-	(1,944,093)	(1,949,595)
Balance, March 31, 2016	220,520,623	220,520	1,842,591	118,100	(2,606,587)	(425,376)
Issuance of stock to fulfil stock subscriptions	5,747,000	5,747	348,953	(118,100)	-	236,600
Net loss	-	-	-	-	(463,806)	(463,806)
Balance, March 31, 2017	226,267,623	$226,267	$2,191,544	$-	$(3,070,393)	$(652,582)

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Cash Flows

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(463,806)	$(1,949,595)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	11,000	1,162,185
Depreciation expense	1,600	1,600
Loss on impairment of long-lived assets	-	5,502
Changes in operating assets and liabilities:
Deposits	(19,340)	-
Accounts payable and accrued expenses	41,776	48,270
Default judgement liability	720	112,968
Net cash provided by (used in) operating activities	(428,050)	(619,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	-	25,000
Cash received from stock subscriptions	225,600	330,100
Advance received from (repaid to) stockholders	204,446	275,344

Net cash provided by financing activities	430,046	630,444

Net change in cash	1,996	11,374

Cash at beginning of the reporting period	13,155	1,781

Cash at end of the reporting period	$15,151	$13,155

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued for acquisition of asset	$-	$6,150
Stock issued for payment of accounts payable	$-	$9,100
Stock issued for repayment of SH Advances	$-	$150,000
Stock issued to reduce convertible note	$-	$13,000
Stock issued to fulfil stock subscriptions	$225,600	$212,000

See accompanying notes to the consolidated financial statements.

Centaurus Diamond Technologies, Inc.
 March 31, 2017 and 2016
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

Revenue Recognition

The Company has generated no revenue as of the date of this filing.

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

Inventory

The Company records inventory at the lower of cost or market value.

Income Taxes

The company has net operating loss carryforwards as of March 31, 2017 totaling $3,070,393. A deferred tax benefit of approximately $644,783 has been offset by a valuation allowance of the same amount as its realization is not assured.

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

Effects of Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements noting that they do not affect the financial statements.

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at March 31, 2017 and 2016.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible promissory note due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. For the year ended March 31, 2017, the Company incurred a net loss of $(463,806) and the net cash flow used in operations was $(428,050) and its accumulated net losses from inception through the period ended March 31, 2017 is $(3,070,393), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Property and Equipment

The Company has acquired all of its office and field work equipment with cash payments. The total fixed assets consist of various equipment items and the totals are as follows:

Asset	Mach 31, 2017	March 31, 2016
Equipment	$8,000	$8,000
Accumulated depreciation	(7,600)	(6,000)
Net Fixed Assets	$400	$2,000

Depreciation expenses for the years ended March 31, 2017 and 2016 was $1,600 and $1,600, respectively.

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

Advances from and Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. Below are the details of the advances by party:

	Chas Radovich	Leroy Delisle	Total
Balance at March 31, 2015	75,525	75,525	151,050
Advances for year ended March 31, 2016	152,091	123,253	275,344
Issuance of shares to repay advances	(75,000)	(75,000)	(150,000)
Balance at March 31, 2016	152,616	123,778	276,394
Advances for year ended March 31, 2017	115,069	89,377	204,446
Balance at March 31, 2017	$267,685	$213,155	$480,840

Operating Lease from Chairman and CEO

On June 5, 2012 the Company entered into a lease agreement, for office space for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106, with its Chairman and CEO, Alvin Snaper, at $2,500 plus utilities per month on a month-to-month basis, effective June 15, 2012. During the years ended March 31, 2017 and 2016, the Company has paid or accrued $30,000 and $30,000, respectively, of rent.

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

On February 3, 2016, the Company issued 7,103,333 shares at various values to fulfil $212,000 of stock subscriptions.

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

On May 18, 2016, the Company issued 5,747,000 shares of common stock at various values to fulfil $354,700 of stock subscriptions.

There are 226,267,623 and 220,520,623 shares of common stock issued as of March 31, 2017 and 2016, respectively.

Stock Subscriptions

The Company received $225,600 and $330,100 of stock subscriptions during the years ended March 31, 2017 and 2016, respectively. On February 3, 2016, the Company issued 7,103,333 shares at various values to fulfil $212,000 of the stock subscriptions. On May 18, 2016, the Company issued 5,747,000 shares at various values to fulfil $354,700 of the stock subscriptions. The total stock subscription balance is $(11,000) and $118,100 as of March 31, 2017 and 2016, respectively. This is an accrual account used to capture stock-cash timing differences while presenting information consistent with transfer agent records.

Note 8: Convertible Promissory Notes

During the year ended March 31, 2016, the Company issued a revolving convertible promissory note to an investor for borrowing up to $250,000. The Company borrowed $25,000 under this revolving convertible promissory note during the year ended March 31, 2016 as follows: $2,500 paid directly towards legal and document fees, $5,500 paid directly towards interest expense and $17,000 deposited into the Company’s bank account. The convertible promissory note (i) are unsecured, (ii) bear interest at the rate of 5% per annum (of which six months is guaranteed with each funding), and (iii) are due the 45 days after the funding of the initial funding and six months after all subsequent funding. The convertible promissory note is convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by the lowest trading price of the Company’s common stock during the five days prior to conversion. If the convertible is in default, the convertible promissory note is into shares of the Company’s common stock that is determined by dividing the amount to be converted by 60% the lowest trading price of the Company’s common stock during the five days prior to conversion.

Due to the potential adjustment in the conversion price associated with this convertible promissory note based on the Company’s stock price, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $22,739 which are recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount to the convertible promissory note. The debt discount is being amortized over the term of the convertible promissory note. The Company recognized interest expense of $22,739 during the year ended March 31, 2016 related to the amortization of the debt discount. Also during the year ended March 31, 2016, this revolving convertible promissory note was cancelled and any remaining balances of the convertible note and derivative liability were combined into a note payable. The balance of this note payable is $12,000 as of March 31, 2017.

Note 9 – Income Tax Provision

Deferred tax assets

At March 31, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $3,070,393 that may be offset against future taxable income through 2037. The carry-forwards begin to expire in the year 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $644,783 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $95,090 and $408,259 for the reporting period ended March 31, 2017 and 2016, respectively.

Components of deferred tax assets are as follows:

	March 31, 2017	March 31, 2016
Expected income tax benefit from NOL carry-forwards	$644,783	$547,383
Less valuation allowance	(644,783)	(547,383)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	March 31, 2017	March 31, 2016
Federal statutory income tax rate	21.0%	21.0%
Change in valuation allowance on net operating loss carry-forwards	(21.0)%	(21.0)%
Effective income tax rate	$-	$-

Note 10 - Commitments, Contingencies and Concentrations

Except for as follows the Company does not have any commitments, contingencies or concentrations:

In May 2017, the Company lost a civil suit whereby the court awarded the plaintiff a default judgment of $112,968. See Note 7. The Company has accrued $113,688 and $112,968 for this judgement as of March 31, 2017 and 2016, respectively. There were no legal fees incurred with respect to this default judgement.

Note 11 – Subsequent Events

In preparing the financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date that the financial statements were available to be issued and determined there were no subsequent events resulting in adjustments to or disclosure in the financial statements, except as follows:

Subsequent to March 31, 2017, the Company received $70,000 of stock subscriptions from outside investors as follows:

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

In May 2017, the Company lost a civil suit whereby the court awarded the plaintiff a default judgment of $112,968. See Note 7. The Company has accrued $113,688 and $112,968 for this judgement as of March 31, 2017 and 2016, respectively. There were no legal fees incurred with respect to this default judgement.

Subsequent to March 31, 2017, stockholders have advanced funds to the Company or have paid for expenses on behalf of the Company. On September 30, 2017, these stockholders elected to contribute these advances to the Company as additional paid-in capital. See the roll forward of stockholder advances below:

	Chas Radovich	Leroy Delisle	Total
Balance at March 31, 2017	$267,685	$213,155	$480,840
Advances for the six months ended September 30, 2017	66,685	72,782	139,467
Advances converted to APIC	(334,370)	(285,937)	(620,307)
Balance at September 30, 2017	-	-	-
Advances from October 1, 2017 to date of issuance of these financial statements	7,312	131,200	138,512
Balance at date of issuance	$7,312	$131,200	$138,512

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of March 31, 2017.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of March 31, 2017 are as follows:

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

The following table sets forth director compensation as of March 31, 2017:

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
Chairman of the Board, Chief Science Officer, President, Chief Executive Officer, Chief Financial Officer and Secretary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2017 and 2016, the total fees charged to the company for audit services, including quarterly reviews were $5,250 and $18,900, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

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