Form 10-Q
period 2017-09-30
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2018-12-04
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 7-1-2017 to 9-30-17

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

PART I. FINANCIAL INFORMATION
ITEM   1.   FINANCIAL STATEMENTS

Centaurus Diamond Technologies, Inc.
Balance Sheets
	As of	As of
	September 30, 2017	March 31, 2017
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$3,367	$15,151

Total Current Assets	3,367	15,151

PROPERTY AND EQUIPMENT, NET:
Property and equipment	8,000	8,000
Accumulated depreciation	(8,000)	(7,600)

Total Property and Equipment, net	-	400

OTHER ASSETS
Autogenous Impact Mill Technology	1	1
Patent	1	1
Deposits	19,340	19,340

Total Other Assets	19,342	19,342

Total Assets	$22,709	$34,893

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$52,557	$80,947
Default judgement liability	113,688	113,688
Note payable - Bauta	12,000	12,000
Advances from stockholders	-	480,840

Total Current Liabilities	178,245	687,475

Total Liabilities	178,245	687,475

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 450,000,000 shares authorized;
226,267,623 shares issued and outstanding
at September 30, 2017 and March 31, 2017	226,417	226,417
Additional paid-in capital	2,811,701	2,191,394
Accumulated deficit	(3,193,654)	(3,070,393)

Total Stockholders' Deficit	(155,536)	(652,582)

Total Liabilities and Stockholders' Deficit	$22,709	$34,893

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Operations

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses
Rent - related party	10,480	17,244	30,647	30,978
General and administrative expenses	59,939	206,036	92,614	304,700

Total operating expenses	70,419	223,280	123,261	335,678

Loss before Income Tax	(70,419)	(223,280)	(123,261)	(335,678)

Income Tax	-	-	-	-

Net Loss	$(70,419)	$(223,280)	$(123,261)	$(335,678)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	226,267,623	226,267,623	226,267,623	224,760,213

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123,261)	$(335,678)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	400	800
Changes in operating assets and liabilities:
Deposits	-	(19,340)
Accounts payable and accrued expenses	(28,390)	5,267
Net cash used in operating activities	(151,251)	(348,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from stock subscriptions	-	194,100
Advance received from (repaid to) stockholders	139,467	163,220
Net cash provided by financing activities	139,467	357,320

Net change in cash	(11,784)	8,369

Cash at beginning of the reporting period	15,151	13,155

Cash at end of the reporting period	$3,367	$21,524

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of SH advances to APIC	$620,307	$-
Stock issued to fulfil stock subscriptions	$-	$354,700

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
September 30, 2017 and 2016
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

Income Taxes

The company has net operating loss carry forwards as of September 30, 2017 totaling $3,193,654. A deferred tax benefit of approximately $670,667 has been offset by a valuation allowance of the same amount as its realization is not assured.

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at September 30, 2017 and 2016.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. For the six months ended September 30, 2017, the Company incurred a net loss of $(123,261) and the net cash flow used in operations was $(151,251) and its accumulated net losses from inception through the period ended September 30, 2017 is $(3,193,654), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Property and Equipment

The Company has acquired all its office and field work equipment with cash payments. The total fixed assets consist of various equipment items and the totals are as follows:

Asset	September 30, 2017
Equipment	$8,000
Accumulated depreciation	(8,000)
Net Fixed Assets	$-

Depreciation expense for the six months ended September 30, 2017 and 2016 was $0 and $400, respectively.

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

Advances from and Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. On September 30, 2017, these stockholders elected to contribute these advances to the Company as additional paid-in capital. Below are the details of the advances by party:

	Chas Radovich	Leroy Delisle	Alvin Snaper	Total

Balance at March 31, 2017	$285,085	$195,755	$-	$480,840
Advances for the six months
ended September 30, 2017	66,685	61,782	11,000	139,467
Advances converted to APIC	(351,770)	(257,537)	(11,000)	(620,307)
Balance at September 30, 2017	$-	$-	$-	$-

Operating Lease from Chairman

On June 5, 2012 the Company entered into a lease agreement, for office space for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106, with its Chairman, Alvin Snaper, at $2,500 plus utilities per month on a month-to-month basis, effective June 15, 2012. During the six months ended September 30, 2017 and 2016, the Company has paid or accrued $30,647 and $30,978, respectively, of rent.

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

There are 226,267,623 shares of common stock issued as of September 30, 2017 and March 31, 2017.

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

Due to the potential adjustment in the conversion price associated with this convertible promissory note based on the Company’s stock price, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $22,739 which are recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount to the convertible promissory note. The debt discount is being amortized over the term of the convertible promissory note. The Company recognized interest expense of $22,739 during the year ended March 31, 2016 related to the amortization of the debt discount. Also during the year ended March 31, 2016, this revolving convertible promissory note was cancelled and any remaining balances of the convertible note and derivative liability were combined into a note payable. The balance of this note payable is $12,000 as of September 30, 2017 and March 31, 2017.

Note 8 – Income Tax Provision

Deferred tax assets

At September 30, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $3,193,654 that may be offset against future taxable income through 2037. The carry-forwards begin to expire in the year 2026. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $670,667 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $25,855 for the six months ended September 30, 2017.

Components of deferred tax assets are as follows:

Net deferred taxes – Non-current	September 30, 2017

Expected income tax benefit from NOL carry-forwards	$670,667
Less valuation allowance	(670,667)
Deferred tax assets, net of valuation allowance	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

September 30, 2017

Federal statutory income tax rate	21.0%
Change in valuation allowance on net operating loss
carry-forwards	(21.0%)
Effective income tax rate	$-

Note 9 - Commitments, Contingencies and Concentrations

Except for as follows the Company does not have any commitments, contingencies or concentrations:

In May 2017, the Company lost a civil suit whereby the court awarded the plaintiff a default judgment of $112,968. See Note 7. The Company has accrued $113,688 for this judgement as of September 30, 2017 and March 31, 2017. There were no legal fees incurred with respect to this default judgement.

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

Subsequent to September 30, 2017, stockholders have advanced funds to the Company or have paid for expenses on behalf of the Company. See the roll forward of stockholder advances below:

	Chas Radovich	Leroy Delisle	Alvin Snaper	Total
Balance at September 30, 2017	$-	$-	$-	$-
Advances from October 1, 2017
to date of issuance of these
financial statements	8,312	125,600	10,700	144,612
Balance at date of issuance	$8,312	$125,600	$10,700	$144,612

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2017 and 2016.

We have generated no revenues since inception.

For the three months ended September 30, 2017, we incurred $70,419 in operating expenses, comprised of $10,480 of rent paid to our President, and $59,939 in general and administrative expenses.  For the three months ended September 30, 2017, we incurred $223,280 in operating expenses, comprised of $17,244 of rent paid to our President and $206,036 in general and administrative expenses.

The following table provides selected financial data about our company as of September 30, 2017 and March 31, 2017.

Balance Sheet Data	September 30, 2017	March 31, 2017
Cash and Cash Equivalents	$3,367	$15,151
Total Assets	$22,709	$34,893
Total Liabilities	$178,245	$687,475
Shareholders’ Deficit	$(155,536)	$(652,582)

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to September 30, 2017, the Company had accumulated losses of $3,193,654.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2017, we had a cash balance of $3,367. Our expenditures over the next 12 months are expected to be approximately $60,000, unless we raise $3,000,000 to fund our 12-month plan of operation.

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

The financial statements include all accounts of the Company as of September 30, 2017 and March 31, 2017 and for the three and six months ended September 30, 2017 and 2016.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have cash equivalent as of September 30, 2017.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior ..  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2017.

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