Form 10-Q
period 2017-12-31
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2018-12-04
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 10-1-2017 to 12-31-17

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

As of July 31, 2018, there were 211,267,623 shares of common stock, $0.001 par value per share, outstanding.

CENTAURUS DIAMOND TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2017

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

PART I. FINANCIAL INFORMATION
ITEM   1.   FINANCIAL STATEMENTS

Centaurus Diamond Technologies, Inc.
Balance Sheets

	As of	As of
	December 31, 2017	March 31, 2017
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$12,896	$15,151

Total Current Assets	12,896	15,151

PROPERTY AND EQUIPMENT, NET:
Property and equipment	63,000	8,000
Accumulated depreciation	(8,000)	(7,600)

Total Property and Equipment, net	55,000	400

OTHER ASSETS
Autogenous Impact Mill Technology	1	1
Patent	1	1
Deposits	19,340	19,340

Total Other Assets	19,342	19,342

Total Assets	$87,238	$34,893

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$59,630	$80,947
Default judgement liability	113,688	113,688
Note payable - Bauta	12,000	12,000
Advances from stockholders	49,312	480,840

Total Current Liabilities	234,630	687,475

LONG-TERN DEBT, NET:
Capital leases payable	45,000	-

Total Long Term Liabilities	45,000	-

Total Liabilities	279,630	687,475

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 450,000,000 shares authorized;
211,267,623 and 226,267,623 shares issued and outstanding
at December 31, 2017 and March 31, 2017, respectively	211,417	226,417
Additional paid-in capital	2,751,701	2,191,394
Stock subscriptions accrual	50,000	-
Accumulated deficit	(3,205,510)	(3,070,393)

Total Stockholders' Deficit	(192,392)	(652,582)

Total Liabilities and Stockholders' Deficit	$87,238	$34,893

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Operations

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses
Rent - related party	32,369	6,347	63,016	37,325
General and administrative expenses	54,487	34,506	147,101	339,206

Total operating expenses	86,856	40,853	210,117	376,531

Loss before Income Tax	(86,856)	(40,853)	(210,117)	(376,531)

Income Tax	-	-	-	-

Net Loss	$(86,856)	$(40,853)	$(210,117)	$(376,531)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	218,767,623	226,267,623	223,758,532	225,264,510

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31, 2017	December 31, 2016
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(210,117)	$(376,531)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	400	1,200
Changes in operating assets and liabilities:
Deposits	-	(19,340)
Accounts payable and accrued expenses	(21,317)	9,251
Net cash used in operating activities	(231,034)	(385,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(5,000)	-
Net cash used in investing activities	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from stock subscriptions	50,000	202,100
Principal payments made against capital leases	(5,000)	-
Advance received from (repaid to) stockholders	188,779	174,023
Net cash provided by financing activities	233,779	376,123

Net change in cash	(2,255)	(9,297)

Cash at beginning of the reporting period	15,151	13,155

Cash at end of the reporting period	$12,896 #	$3,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of SH advances to APIC	$620,307	$-
Acquisition of fixed asset via a capital lease	$50,000	$
Stock issued to fulfil stock subscriptions	$-	$354,700
15,000,000 shares returned to treasury @$0.005 per share	$75,000	$-

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
December 31, 2017 and 2016
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

Income Taxes

The company has net operating loss carryforwards as of December 31, 2017 totaling $3,205,510. A deferred tax benefit of approximately $673,157 has been offset by a valuation allowance of the same amount as its realization is not assured.

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at December 31, 2017 and 2016.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible promissory note due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. For the nine months ended December 31, 2017, the Company incurred a net loss of $(210,117) and the net cash flow used in operations was $(231,034) and its accumulated net losses from inception through the period ended December 31, 2017 is $(3,205,510), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Property and Equipment

The Company has acquired all its office and field work equipment with cash payments. The total fixed assets consist of various equipment items and the totals are as follows:

Asset	December 31, 2017
Equipment	$63,000
Accumulated depreciation	(8,000)
Net Fixed Assets	$55,000

Depreciation expense for the nine months ended December 31, 2017 and 2016 was $400 and $1,200, respectively.

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

Advances from and Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. On September 30, 2017, these stockholders elected to contribute these advances to the Company as additional paid-in capital. Below are the details of the advances by party:

	Chas Radovich	Leroy Delisle	Alvin Snaper	Total
Balance at March 31, 2017	$285,085	$195,755	$-	$480,840
Advances for the nine months
ended December 31, 2017	69,997	103,782	15,000	188,779
Advances converted to APIC	(351,770)	(257,537)	(11,000)	(620,307)
Balance at December 31, 2017	$3,312	$42,000	$4,000	$49,312

Operating Lease from Chairman

On June 5, 2012 the Company entered into a lease agreement, for office space for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106, with its Chairman, Alvin Snaper, at $2,500 plus utilities per month on a month-to-month basis, effective June 15, 2012. During the nine months ended December 31, 2017 and 2016, the Company has paid or accrued $63,016 and $37,325, respectively, of rent.

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

There are 211,267,623 and 226,267,623 shares of common stock issued as of December 31, 2017 and March 31, 2017, respectively.

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

Due to the potential adjustment in the conversion price associated with this convertible promissory note based on the Company’s stock price, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $22,739 which are recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount to the convertible promissory note. The debt discount is being amortized over the term of the convertible promissory note. The Company recognized interest expense of $22,739 during the year ended March 31, 2016 related to the amortization of the debt discount. Also during the year ended March 31, 2016, this revolving convertible promissory note was cancelled and any remaining balances of the convertible note and derivative liability were combined into a note payable. The balance of this note payable is $12,000 as of December 31, 2017 and March 31, 2017.

Note 8 – Income Tax Provision

Deferred tax assets

At December 31, 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $3,205,510 that may be offset against future taxable income through 2037. The carry-forwards begin to expire in the year 2026. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $673,157 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $28,345 for the six months ended December 31, 2017.

Components of deferred tax assets are as follows:

Net deferred taxes – Non-current	December 31, 2017
Expected income tax benefit from NOL carry-forwards	$673,157
Less valuation allowance	(673,157)
Deferred tax assets, net of valuation allowance	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

December 31, 2017
Federal statutory income tax rate	21.0%
Change in valuation allowance on net operating loss
carry-forwards	(21.0) %
Effective income tax rate	$-

Note 9 - Commitments, Contingencies and Concentrations

Except for as follows the Company does not have any commitments, contingencies or concentrations:

In May 2017, the Company lost a civil suit whereby the court awarded the plaintiff a default judgment of $112,968. See Note 7. The Company has accrued $113,688 for this judgement as of December 31, 2017 and March 31, 2017. There were no legal fees incurred with respect to this default judgement.

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

Subsequent to December 31, 2017, stockholders have advanced funds to the Company or have paid for expenses on behalf of the Company. See the roll forward of stockholder advances below:

	Chas Radovich	Leroy Delisle	Alvin Snaper	Total

Balance at December 31, 2017	$3,312	$42,000	$4,000	$49,312
Advances from January 1, 2018
to date of issuance of these
financial statements	5,000	83,600	6,700	95,300
Balance at date of issuance	$8,312	$125,600	$10,700	$144,612

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2017 and 2016.

We have generated no revenues since inception.

For the three months ended December 31, 2017, we incurred $86,856 in operating expenses, comprised of $32,369 of rent paid to our President, and $54,487 in general and administrative expenses.  For the three months ended December 31, 2016, we incurred $40,853 in operating expenses, comprised of $6,347 of rent paid to our President and $34,506 in general and administrative expenses.

For the nine months ended December 31, 2017 and 2016.

We have generated no revenues since inception.

For the three months ended December 31, 2017, we incurred $210,117 in operating expenses, comprised of $63,016 of rent paid to our President, and $147,101 in general and administrative expenses.  For the nine months ended December 31, 2016, we incurred $376,531 in operating expenses, comprised of $37,325 of rent paid to our President and $339,206 in general and administrative expenses.

The following table provides selected financial data about our company as of December 31, 2017 and March 31, 2017.

Balance Sheet Data	December 31, 2017	March 31, 2017
Cash and Cash Equivalents	$12,896	$15,151
Total Assets	$87,238	$34,893
Total Liabilities	$279,630	$687,475
Shareholders’ Deficit	$(192,392)	$(652,582)

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to December 31, 2017, the Company had accumulated losses of $3,205,510.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2017, we had a cash balance of $12,896. Our expenditures over the next 12 months are expected to be approximately $60,000, unless we raise $3,000,000 to fund our 12-month plan of operation.

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
The financial statements include all accounts of the Company as of December 31, 2017 and March 31, 2017 and for the three and nine months ended December 31, 2017 and 2016.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have cash equivalent as of December 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2017.

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