Form 10-Q
period 2016-06-30
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2018-12-13
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 4-1-2016 to 6-30-16

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

As of June 30, 2016, there were 211,267,623 shares of common stock, $0.001 par value per share, outstanding.

CENTAURUS DIAMOND TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

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

PART I. FINANCIAL INFORMATION
ITEM   1.   FINANCIAL STATEMENTS

Centaurus Diamond Technologies, Inc.
Balance Sheets

	As of	As of
	June 30, 2016	March 31, 2016
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$2,937	$13,155

Total Current Assets	2,937	13,155

PROPERTY AND EQUIPMENT
Property and equipment	8,000	8,000
Accumulated depreciation	(6,400)	(6,000)

Total Property and Equipment, net	1,600	2,000

OTHER ASSETS
Autogenous Impact Mill Technology	1	1
Patent	1	1
Deposits	19,340	-

Total Other Assets	19,342	2

Total Assets	$23,879	$15,157

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$39,581	$39,171
Default judgement liability	112,968	112,968
Note payable - Bauta	12,000	12,000
Advances from stockholders	354,386	276,394

Total Current Liabilities	518,935	440,533

Total Liabilities	518,935	440,533

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock par value $0.001: 450,000,000 shares authorized;
226,267,623 and 220,520,623 shares issued and outstanding
at June 30, 2016 and March 31, 2016, respectively	226,267	220,520
Additional paid-in capital	2,191,544	1,842,591
Stock subscriptions payable (receivable)	(83,000)	118,100
Accumulated deficit	(2,829,867)	(2,606,587)

Total Stockholders' Equity (Deficit)	(495,056)	(425,376)

Total Liabilities and Stockholders' Equity (Deficit)	$23,879	$15,157

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses
Rent - related party	17,244	8,522
General and administrative expenses	206,036	177,188

Total operating expenses	223,280	185,710

Loss from Operations	(223,280)	(185,710)

Other Income (Expense)
Loss on impairment of long-lived assets	-	(5,502)

Other income (expense), net	-	(5,502)

Loss before Income Tax	(223,280)	(191,212)

Income Tax	-	-

Net Loss	$(223,280)	$(191,212)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0)

Weighted average common shares outstanding:
- basic and diluted	223,236,238	88,947,253

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,280)	$(191,212)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	-	155,000
Depreciation expense	400	400
Loss on impairment of long-lived assets	-	5,502
Changes in operating assets and liabilities:
Deposits	(19,340)	-
Accounts payable and accrued expenses	410	-
Net cash used in operating activities	(241,810)	(30,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from stock subscriptions	153,600	13,000
Advance received from (repaid to) stockholders	77,992	16,217
Net cash provided by financing activities	231,592	29,217

Net change in cash	(10,218)	(1,093)

Cash at beginning of the reporting period	13,155	1,781

Cash at end of the reporting period	$2,937#	$688

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued for repayment of SH Advances	$-	$150,000
Stock issued to fulfil stock subscriptions	$354,700	$-

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
June 30, 2016 and 2015
Notes to the Unaudited Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2016 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on September 5, 2018.

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

Income Taxes

The company has net operating loss carryforwards as of June 30, 2016 totaling $2,829,867. A deferred tax benefit of approximately $594,272 has been offset by a valuation allowance of the same amount as its realization is not assured.

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at June 30, 2016 and 2015.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2016, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible promissory note due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. For the three months ended June 30, 2016, the Company incurred a net loss of $(223,280) and the net cash flow used in operations was $(241,810) and its accumulated net losses from inception through the period ended June 30, 2016 is $(2,829,867), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Property and Equipment

The Company has acquired all of its office and field work equipment with cash payments. The total fixed assets consist of various equipment items and the totals are as follows:

Asset	June 30, 2016
Equipment	$8,000
Accumulated depreciation	(6,400)
Net Fixed Assets	$-

Depreciation expenses for the three months ended June 30, 2016 and 2015 was $400 and $400, respectively.

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

Advances from and Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. Below are the details of the advances by party:

	Chas Radovich	Leroy Delisle	Alvin Snaper	Total

Balance at March 31, 2016	$170,016	$106,378	$-	$276,394
Advances for the three months
ended June 30, 2016	41,915	36,077	-	77,992
Balance at June 30, 2016	$211,931	$142,455	$-	$354,386

Operating Lease from Chairman

On June 5, 2012 the Company entered into a lease agreement, for office space for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106, with its Chairman, Alvin Snaper, at $2,500 plus utilities per month on a month-to-month basis, effective June 15, 2012. During the three months ended June 30, 2016 and 2015, the Company has paid or accrued $17,244 and $8,522, respectively, of rent.

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

There are 226,267,623 shares of common stock issued as of June 30, 2016 and March 31, 2016.

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

Due to the potential adjustment in the conversion price associated with this convertible promissory note based on the Company’s stock price, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $22,739 which are recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount to the convertible promissory note. The debt discount is being amortized over the term of the convertible promissory note. The Company recognized interest expense of $22,739 during the year ended March 31, 2016 related to the amortization of the debt discount. Also during the year ended March 31, 2016, this revolving convertible promissory note was cancelled and any remaining balances of the convertible note and derivative liability were combined into a note payable. The balance of this note payable is $12,000 as of June 30, 2016 and March 31, 2016.

Note 8 – Income Tax Provision

Deferred tax assets

At June 30, 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $2,829,867 that may be offset against future taxable income through 2036. The carry-forwards begin to expire in the year 2025. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $594,272 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $46,889 for the three months ended June 30, 2016.

Components of deferred tax assets are as follows:

Net deferred taxes – Non-current	June 30, 2016
Expected income tax benefit from NOL carry-forwards	$594,272
Less valuation allowance	(594,272)
Deferred tax assets, net of valuation allowance	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

June 30, 2016
Federal statutory income tax rate	21.00%
Change in valuation allowance on net operating loss
carry-forwards	(0.21)
Effective income tax rate	$-

Note 9 - Commitments, Contingencies and Concentrations

Except for as follows the Company does not have any commitments, contingencies or concentrations:

In May 2017, the Company lost a civil suit whereby the court awarded the plaintiff a default judgment of $112,968. See Note 7. The Company has accrued $112,968 for this judgement as of June 30, 2016 and March 31, 2016. There were no legal fees incurred with respect to this default judgement.

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

Subsequent to June 30, 2017, stockholders have advanced funds to the Company or have paid for expenses on behalf of the Company. On September 30, 2017, these stockholders elected to contribute these advances to the Company as additional paid-in capital. See the roll forward of stockholder advances below:

	Chas Radovich	Leroy Delisle	Alvin Snaper	Total

Balance at June 30, 2016	$211,931	$142,455	$-	$354,386
Advances for the period
ended September 30, 2017	139,838	115,082	11,000	265,920
Advances converted to APIC	-351,769	-257,537	-11,000	-620,306
Balance at September 30, 2017	-	-	-	-
Advances from October 1, 2017
to date of issuance of these
financial statements	8,312	125,600	10,700	144,612
Balance at date of issuance	$8,312	$125,600	$10,700	$144,612

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2016 and 2015.

We have generated no revenues since inception.

For the three months ended June 30, 2016, we incurred $223,280 in operating expenses, comprised of $17,244 of rent paid to our President, and $206,036 in general and administrative expenses.  For the three months ended June 30, 2015, we incurred $185,710 in operating expenses, comprised of $8,522 of rent paid to our President and $177,188 in general and administrative expenses.

The following table provides selected financial data about our company as of June 30, 2016 and March 31, 2016.

Balance Sheet Data	June 30, 2016	March 31, 2016
Cash and Cash Equivalents	$2,937	$13,155
Total Assets	$23,879	$15,157
Total Liabilities	$518,935	$440,533
Shareholders’ Deficit	$(495,056)	$(425,376)

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to June 30, 2016, the Company had accumulated losses of $2,829,867.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, we had a cash balance of $2,937. Our expenditures over the next 12 months are expected to be approximately $60,000, unless we raise $3,000,000 to fund our 12-month plan of operation.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2016 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on September 5, 2018.

The financial statements include all accounts of the Company as of June 30, 2016 and March 31, 2016 and for the three months ended June 30, 2016 and 2015.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2016.

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

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date: December 13, 2018	By:	/s/ Chaslav Radovich
	Name:	Chaslav Radovich
	Title:	President and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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