Form 10-Q
period 2018-06-30
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2018-12-17
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 4-1-2018 to 6-30-18

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

As of June 30, 2018, there were 211,267,623 shares of common stock, $0.001 par value per share, outstanding.

CENTAURUS DIAMOND TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2018

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

PART I. FINANCIAL INFORMATION
ITEM   1.   FINANCIAL STATEMENTS
Centaurus Diamond Technologies, Inc.
Balance Sheets

	As of	As of
	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$26	$16,927

Total Current Assets	26	16,927

PROPERTY AND EQUIPMENT, NET:
Property and equipment	69,540	63,000
Accumulated depreciation	(8,000)	(8,000)

Total Property and Equipment, net	61,540	55,000

OTHER ASSETS
Autogenous Impact Mill Technology	1	1
Patent	1	1
Deposits	19,340	19,340

Total Other Assets	19,342	19,342

Total Assets	$80,908	$91,269

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$27,190	$27,190
Note payable - Bauta	12,000	12,000
Default judgement liability	114,408	114,408
Advances from stockholders	127,912	117,912

Total Current Liabilities	281,510	271,510

LONG-TERN DEBT, NET:
Capital leases payable	42,000	42,000

Total Long Term Liabilities	42,000	42,000

Total Liabilities	323,510	313,510

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 450,000,000 shares authorized;
211,267,623 shares issued and outstanding
at June 30, 2018 and March 31, 2018	211,417	211,417
Additional paid-in capital	2,751,701	2,751,701
Stock subscriptions accrual	70,000	50,000
Accumulated deficit	(3,275,720)	(3,235,359)

Total Stockholders' Deficit	(242,602)	(222,241)

Total Liabilities and Stockholders' Deficit	$80,908	$91,269

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses
Rent - related party	21,150	10,480
General and administrative expenses	19,211	59,939

Total operating expenses	40,361	70,419

Loss before Income Tax	(40,361)	(70,419)

Income Tax	-	-

Net Loss	$(40,361)	$(70,419)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	211,267,623	226,267,623

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Cash Flows
	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,361)	$(70,419)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	400
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	1,053
Net cash used in operating activities	(40,361)	(68,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(6,540)	-
Net cash used in investing activities	(6,540)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from stock subscriptions	20,000	-
Advance received from (repaid to) stockholders	10,000	56,797
Net cash provided by financing activities	30,000	56,797

Net change in cash	(16,901)	(12,169)

Cash at beginning of the reporting period	16,927	15,151

Cash at end of the reporting period	$26	$2,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

  See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
June 30, 2018 and 2017
Notes to the Unaudited Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2018 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on _____________________________.

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

Income Taxes

The company has net operating loss carryforwards as of June 30, 2018 totaling $3,275,720. A deferred tax benefit of approximately $687,901 has been offset by a valuation allowance of the same amount as its realization is not assured.

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at June 30, 2018 and 2017.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. For the three months ended June 30, 2018, the Company incurred a net loss of $(40,361) and the net cash flow used in operations was $(40,361) and its accumulated net losses from inception through the period ended March 31, 2017 is $(3,275,720), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Property and Equipment

The Company has acquired all of its office and field work equipment with cash payments. The total fixed assets consist of various equipment items and the totals are as follows:

Asset	June 30, 2018
Equipment	$69,540
Accumulated depreciation	(8,000)
Net Fixed Assets	$61,540

Depreciation expenses for the three months ended June 30, 2018 and 2017 was $0 and $400, respectively.

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

Advances from and Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. Below are the details of the advances by party:

	Chas Radovich	Leroy Delisle	Alvin Snaper	Total
Balance at March 31, 2018	$3,312	$105,600	$9,000	$117,912
Advances for the nine months ended June 30, 2018	-	10,000	-	10,000
Balance at June 30, 2018	$3,312	$115,600	$9,000	$127,912

Operating Lease from Chairman

On June 5, 2012 the Company entered into a lease agreement, for office space for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106, with its Chairman, Alvin Snaper, at $2,500 plus utilities per month on a month-to-month basis, effective June 15, 2012. During the three months ended June 30, 2018 and 2017, the Company has paid or accrued $21,150 and $10,480, respectively, of rent.

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

There are 211,267,623 shares of common stock issued as of June 30, 2018 and March 31, 2018.

Stock Subscriptions

The Company received $20,000 of stock subscriptions during the three months ended June 30, 2018. The total stock subscription balance is $70,000 and $50,000 as of June 30, 2018 and March 31, 2018, respectively. This is an accrual account used to capture stock-cash timing differences while presenting information consistent with transfer agent records.

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

Due to the potential adjustment in the conversion price associated with this convertible promissory note based on the Company’s stock price, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $22,739 which are recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount to the convertible promissory note. The debt discount is being amortized over the term of the convertible promissory note. The Company recognized interest expense of $22,739 during the year ended March 31, 2016 related to the amortization of the debt discount. Also during the year ended March 31, 2016, this revolving convertible promissory note was cancelled and any remaining balances of the convertible note and derivative liability were combined into a note payable. The balance of this note payable is $12,000 as of June 30, 2018 and March 31, 2018.

Note 8 – Income Tax Provision

Deferred tax assets

At June 30, 2018, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $3,275,720 that may be offset against future taxable income through 2038. The carry-forwards begin to expire in the year 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $687,901 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $8,476 for the three months ended June 30, 2018.

Components of deferred tax assets are as follows:

Net deferred taxes – Non-current	June 30, 2018
Expected income tax benefit from NOL carry-forwards	$687,901
Less valuation allowance	(687,901)
Deferred tax assets, net of valuation allowance	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

June 30, 2018
Federal statutory income tax rate	21.0%
Change in valuation allowance on net operating loss carry-forwards	(21.0%)
Effective income tax rate	$-

Note 9 - Commitments, Contingencies and Concentrations

Except for as follows the Company does not have any commitments, contingencies or concentrations:

In May 2017, the Company lost a civil suit whereby the court awarded the plaintiff a default judgment of $112,968. See Note 7. The Company has accrued $114,408 for this judgement as of June 30, 2018 and March 31, 2018. There were no legal fees incurred with respect to this default judgement.

Note 10 - Lease Obligations Payable

The Company leases specialized equipment under leases classified as capital leases. The leased equipment will be amortized on a straight-line basis over 5 years once it is placed in service. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of June 30, 2018. There is no interest rate related to the lease obligation and the maturity date is September 2021.

Fiscal year ending March 31:

2019	$12,000
2020	12,000
2021	12,000
2022	6,000
Total minimum lease payments	42,000
Less: Amount representing interest	-
Present value of minimum lease payments	$42,000

At June 30, 2018, the present value of minimum lease payments due within one year is $12,000.

Note 11 – Subsequent Events

In preparing the financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date that the financial statements were available to be issued and determined there were no subsequent events resulting in adjustments to or disclosure in the financial statements, except as follows:

Subsequent to June 30, 2018, stockholders have advanced funds to the Company or have paid for expenses on behalf of the Company. See the roll forward of stockholder advances below:

	Chas Radovich	Leroy Delisle	Alvin Snaper	Total
Balance at June 30, 2018	$3,312	$115,600	$9,000	$127,912
Advances from July 1, 2018 to date of issuance of these financial statements	5,000	10,000	1,700	16,700
Balance at date of issuance	$8,312	$125,600	$10,700	$144,612

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2018 and 2017.

We have generated no revenues since inception.

For the three months ended June 30, 2018, we incurred $40,361 in operating expenses, comprised of $21,150 of rent paid to our President, and $19,211 in general and administrative expenses.  For the three months ended June 30, 2017, we incurred $70,419 in operating expenses, comprised of $10,480 of rent paid to our President and $59,939 in general and administrative expenses.

The following table provides selected financial data about our company as of June 30, 2018 and March 31, 2018.

Balance Sheet Data	June 30, 2018	March 31, 2018
Cash and Cash Equivalents	$26	$16,927
Total Assets	$80,908	$91,269
Total Liabilities	$323,510	$313,510
Shareholders’ Deficit	$(242,602)	$(222,241)

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to June 30, 2018, the Company had accumulated losses of $3,275,720.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2018, we had a cash balance of $26. Our expenditures over the next 12 months are expected to be approximately $60,000, unless we raise $3,000,000 to fund our 12-month plan of operation.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2018 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on ____________________.

The financial statements include all accounts of the Company as of June 30, 2018 and 2017 and for the three months ended June 30, 2018 and 2017.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have cash equivalent as of June 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2018.

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

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date: December 17, 2018	By:	/s/ Chaslav Radovich
	Name:	Chaslav Radovich
	Title:	President and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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