Form 10-Q
period 2018-09-30
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2018-12-17
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2018

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

PART I. FINANCIAL INFORMATION
ITEM   1.   FINANCIAL STATEMENTS

Centaurus Diamond Technologies, Inc.
Balance Sheets
	As of	As of
	September 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$16,927

Total Current Assets	-	16,927

PROPERTY AND EQUIPMENT, NET:
Property and equipment	69,540	63,000
Accumulated depreciation	(8,000)	(8,000)

Total Property and Equipment, net	61,540	55,000

OTHER ASSETS
Autogenous Impact Mill Technology	1	1
Patent	1	1
Deposits	19,340	19,340

Total Other Assets	19,342	19,342

Total Assets	$80,882	$91,269

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,740	$27,190
Note payable - Bauta	12,000	12,000
Default judgement liability	114,408	114,408
Advances from stockholders	144,612	117,912

Total Current Liabilities	307,760	271,510

LONG-TERN DEBT, NET:
Capital leases payable	39,000	42,000

Total Long Term Liabilities	39,000	42,000

Total Liabilities	346,760	313,510

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 450,000,000 shares authorized;
211,267,623 shares issued and outstanding
at September 30, 2018 and March 31, 2018	211,417	211,417
Additional paid-in capital	2,751,701	2,751,701
Stock subscriptions accrual	70,000	50,000
Accumulated deficit	(3,298,996)	(3,235,359)

Total Stockholders' Deficit	(265,878)	(222,241)

Total Liabilities and Stockholders' Deficit	$80,882	$91,269

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Operations

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses
Rent - related party	8,476	20,167	29,626	30,647
General and administrative expenses	14,800	32,675	34,011	92,614

Total operating expenses	23,276	52,842	63,637	123,261

Loss before Income Tax	(23,276)	(52,842)	(63,637)	(123,261)

Income Tax	-	-	-	-

Net Loss	$(23,276)	$(52,842)	$(63,637)	$(123,261)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	211,267,623	226,267,623	211,267,623	226,267,623

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,637)	$(123,261)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	400
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	9,550	(28,390)
Net cash used in operating activities	(54,087)	(151,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(6,540)	-
Net cash used in investing activities	(6,540)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from stock subscriptions	20,000	-
Advance received from (repaid to) stockholders	26,700	139,467
Principal repayments of capital lease	(3,000)	-
Net cash provided by financing activities	43,700	139,467

Net change in cash	(16,927)	(11,784)

Cash at beginning of the reporting period	16,927	15,151

Cash at end of the reporting period	$-	$3,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of SH advances to APIC	$-	$620,307

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
September 30, 2018 and 2017
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

Income Taxes

The company has net operating loss carryforwards as of September 30, 2018 totaling $3,298,996. A deferred tax benefit of approximately $692,789 has been offset by a valuation allowance of the same amount as its realization is not assured.

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at September 30, 2018 and 2017.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. For the six months ended September 30, 2018, the Company incurred a net loss of $(63,637) and the net cash flow used in operations was $(54,087) and its accumulated net losses from inception through the period ended September 30, 2018 is $(3,298,996), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Depreciation expenses for the three months ended September 30, 2018 and 2017 was $0.

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

Advances from and Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. Below are the details of the advances by party:

	Chas Radovich	Leroy Delisle	Alvin Snaper	Total
Balance at March 31, 2018	$3,312	$105,600	$9,000	$117,912
Advances for the nine months ended June 30, 2018	-	20,000	1,700	26,700
Balance at June 30, 2018	$3,312	$125,600	$10,700	$144,612

Operating Lease from Chairman

On June 5, 2012 the Company entered into a lease agreement, for office space for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106, with its Chairman, Alvin Snaper, at $2,500 plus utilities per month on a month-to-month basis, effective June 15, 2012. During the six months ended September 30, 2018 and 2017, the Company has paid or accrued $29,626 and $30,647, respectively, of rent.

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

In November 2017, 15,000,000 shares of common stock were returned to Treasury at $0.005 per share. The shares were originally issued in exchange for $75,000 of services; therefore, in addition to reducing the common stock and APIC balances by a total of $75,000, accumulated deficit was reduced by $75,000.

There are 211,267,623 shares of common stock issued as of September 30, 2018 and March 31, 2018.

Stock Subscriptions

The Company received $20,000 of stock subscriptions during the six months ended September 30, 2018. The total stock subscription balance is $70,000 and $50,000 as of September 30, 2018 and March 31, 2018, respectively. This is an accrual account used to capture stock-cash timing differences while presenting information consistent with transfer agent records.

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

Due to the potential adjustment in the conversion price associated with this convertible promissory note based on the Company’s stock price, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $22,739 which are recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount to the convertible promissory note. The debt discount is being amortized over the term of the convertible promissory note. The Company recognized interest expense of $22,739 during the year ended March 31, 2016 related to the amortization of the debt discount. Also during the year ended March 31, 2016, this revolving convertible promissory note was cancelled and any remaining balances of the convertible note and derivative liability were combined into a note payable. The balance of this note payable is $12,000 as of September 30, 2018 and March 31, 2018.

Note 8 – Income Tax Provision

Deferred tax assets

At September 30, 2018, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $3,298,996 that may be offset against future taxable income through 2038. The carry-forwards begin to expire in the year 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $692,789 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $13,364 for the six months ended September 30, 2018.

Components of deferred tax assets are as follows:

Net deferred taxes – Non-current	September 30, 2018
Expected income tax benefit from NOL carry-forwards	$687,789
Less valuation allowance	(687,789)
Deferred tax assets, net of valuation allowance	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

September 30, 2018
Federal statutory income tax rate	21.0%
Change in valuation allowance on net operating loss carry-forwards	(21.0%)
Effective income tax rate	$-

Note 9 - Commitments, Contingencies and Concentrations

Except for as follows the Company does not have any commitments, contingencies or concentrations:

In May 2017, the Company lost a civil suit whereby the court awarded the plaintiff a default judgment of $112,968. See Note 7. The Company has accrued $114,408 for this judgement as of September 30, 2018 and March 31, 2018. There were no legal fees incurred with respect to this default judgement.

Note 10 - Lease Obligations Payable

The Company leases specialized equipment under leases classified as capital leases. The leased equipment will be amortized on a straight-line basis over 5 years once it is placed in service. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of September 30, 2018. There is no interest rate related to the lease obligation and the maturity date is September 2021.

Fiscal year ending March 31:

2019	$12,000
2020	12,000
2021	12,000
2022	3,000
Total minimum lease payments	39,000
Less: Amount representing interest	-
Present value of minimum lease payments	$39,000

At September 30, 2018, the present value of minimum lease payments due within one year is $12,000.

Note 11 – Subsequent Events

In preparing the financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date that the financial statements were available to be issued and determined there were no subsequent events resulting in adjustments to or disclosure in the financial statements.

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