Form 10-Q
period 2018-12-31
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2019-02-21
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 9-1-2018 to 12-31-18

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
FOR THE PERIOD ENDED DECEMBER 31, 2018

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

PART I. FINANCIAL INFORMATION
ITEM   1.   FINANCIAL STATEMENTS

Centaurus Diamond Technologies, Inc.
Balance Sheets

	As of	As of
	December 31, 2018	March 31, 2018
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$-	$16,927

Total Current Assets	-	16,927

PROPERTY AND EQUIPMENT, NET:
Property and equipment	69,540	63,000
Accumulated depreciation	(8,000)	(8,000)

Total Property and Equipment, net	61,540	55,000

OTHER ASSETS
Autogenous Impact Mill Technology	1	1
Patent	1	1
Deposits	19,340	19,340

Total Other Assets	19,342	19,342

Total Assets	$80,882	$91,269

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$60,860	$27,190
Note payable - Bauta	12,000	12,000
Default judgement liability	114,408	114,408
Advances from stockholders	294,612	117,912
Current portion of capital lease	12,000	12,000

Total Current Liabilities	493,880	283,510

LONG-TERN DEBT, NET:
Capital leases payable	21,000	30,000

Total Long Term Liabilities	21,000	30,000

Total Liabilities	514,880	313,510

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 450,000,000 shares authorized;
211,267,623 shares issued and outstanding
at September 30, 2018 and March 31, 2018	211,417	211,417
Additional paid-in capital	2,751,701	2,751,701
Stock subscriptions accrual	70,000	50,000
Accumulated deficit	(3,467,116)	(3,235,359)

Total Stockholders' Deficit	(433,998)	(222,241)

Total Liabilities and Stockholders' Deficit	$80,882	$91,269

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Operations

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(Unaudited)	(Unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses
Rent - related party	12,905	32,369	30,000	63,016
General and administrative expenses	153,595	54,487	200,137	147,101

Total operating expenses	166,500	86,856	230,137	210,117

Loss from Operations	(166,500)	(86,856)	(230,137)	(210,117)

Other Income (Expense)
Interest expense	(1,620)	-	(1,620)	-
Other income (expense), net	(1,620)	-	(1,620)	-

Loss before Income Tax	(168,120)	(86,856)	(231,757)	(210,117)

Income Tax	-	-	-	-

Net Loss	$(168,120)	$(86,856)	$(231,757)	$(210,117)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	211,267,623	218,767,623	211,267,623	223,758,532

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31, 2018	December 31, 2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231,757)	$(210,117)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	400
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	33,670	(28,390)
Net cash used in operating activities	(198,087)	(238,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(6,540)	-
Net cash used in investing activities	(6,540)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from stock subscriptions	20,000	-
Advance received from (repaid to) stockholders	176,700	139,467
Principal repayments of capital lease	(9,000)	-
Net cash provided by financing activities	187,700	139,467

Net change in cash	(16,927)	(98,640)

Cash at beginning of the reporting period	16,927	15,151

Cash at end of the reporting period	$- #	$(83,489)

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of SH advances to APIC	$-	$620,307

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
December 31, 2018 and 2017
Notes to the Unaudited Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2018 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on December 4, 2018.

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

Recently Adopted Accounting Guidance
Revenue Recognition - In May 2014, the FASB issued an ASU which amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for goods or services. The amendment sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In August 2015, the FASB issued an additional ASU that deferred the effective date of the new revenue standard for public entities to periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date of periods beginning after December 15, 2016. There have also been various additional ASUs issued by the FASB in 2016 that further amend this new revenue standard. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted these standards on April 1, 2018 using the modified retrospective transition method. The Company has generated no revenue to date.

Cash Flow Classification - In August 2016, the FASB issued an ASU which provides amended guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance and distributions received from equity method investees. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. This amended guidance must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. The Company adopted this update effective April 1, 2018 using the retrospective method. The new standard did not have a material impact on the Condensed Financial Statements.

Goodwill Impairment - In January 2017, the FASB issued an ASU which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the standards update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this update effective April 1, 2018. The new standard did not have an impact on the Condensed Financial Statements.

Definition of a Business - In January 2017, the FASB issued an ASU to clarify the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this update effective April 1, 2018. The new standard did not have an impact on the Condensed Financial Statements.

Stock-Based Compensation - In May 2017, the FASB issued an ASU to clarify when modification accounting should be applied for changes to the terms or conditions of share-based payment awards. The amendments clarify that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this update effective April 1, 2018. The new standard did not have an impact on the Condensed Financial Statements.

Recent Accounting Guidance Not Yet Adopted
Leases - In February 2016, the FASB issued an ASU which amends the guidance for leases. This standard contains principles that will require an entity to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of twelve months or less. The standard also contains other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs, such as property taxes and insurance, as well as which lease origination costs will be capitalizable. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption of this standard is permitted. The standard allows the use of the modified retrospective transition method, whereby the new guidance will be applied at the beginning of the earliest period presented in the financial statements of the period of adoption. The modified retrospective transition approach includes certain practical expedients that entities may elect to apply in transition. In July 2018, the FASB amended ASC 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company has implemented a new software solution to improve the process of tracking and accounting for leases under the current and new standards. The Company will adopt this standard effective April 1, 2019 using the modified retrospective transition method which does not require adjustments to comparative periods or require modified disclosures for those periods. The Company expects to elect the transition relief practical expedients. The Company is continuing to evaluate the impact on its Condensed Financial Statements. The Company currently does not expect the adoption of ASC 842 to have a material impact on the Statement of Operations or Statement of Cash Flows. The recording of right-of-use assets and lease liabilities is expected to have a material impact on the Company’s Condensed Balance Sheet.

Fair Value Measurement – In August 2018, the FASB issued an ASU that is intended to improve the effectiveness of disclosures in notes to financial statements. The standard removes, modifies and adds certain disclosure requirements related to fair value measurements. This standard is effective for fiscal years beginning after December 15, 2019. The standard requires the use of the retrospective transition method for specific amendments within the ASU and the prospective treatment of other amendments. Early adoption is permitted. The Company will early adopt this ASU, effective for the Company’s Annual Report on Form 10-K for the year ending March 31, 2019. The Company is currently evaluating the impact of this standard on the Condensed Financial Statements.

With the exception of the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2018 Form 10-K that have significance, or potential significance, to the Condensed Financial Statements.

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

Income Taxes

The company has net operating loss carryforwards as of December 31, 2018 totaling $3,442,996. A deferred tax benefit of approximately $723,029 has been offset by a valuation allowance of the same amount as its realization is not assured.

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at December 31, 2018 and 2017.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. For the nine months ended December 31, 2018, the Company incurred a net loss of $(231,757) and the net cash flow used in operations was $(198,087) and its accumulated net losses from inception through the period ended December 31, 2018 is $(3,467,116), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Property and Equipment

The Company has acquired all its office and field work equipment with cash payments. The total fixed assets consist of various equipment items and the totals are as follows:

Asset	December 31, 2018
Equipment	$69,540
Accumulated depreciation	(8,000)
Net Fixed Assets	$61,540

Depreciation expenses for the three months ended December 31, 2018 and 2017 was $0.

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

Advances from and Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. Below are the details of the advances by party:

	Chas Radovich	Leroy Delisle	Alvin Snaper	Total

Balance at March 31, 2018	$3,312	$105,600	$9,000	$117,912
Advances for the nine months ended December 31, 2018	108,600	66,400	1,700	176,700
Balance at December 31, 2018	$111,912	$172,000	$10,700	$294,612

Operating Lease from Chairman

On June 5, 2012 the Company entered into a lease agreement, for office space for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106, with its Chairman, Alvin Snaper, at $2,500 plus utilities and other CAMs per month on a month-to-month basis, effective June 15, 2012. During the nine months ended December 31, 2018 and 2017, the Company has paid or accrued $30,000 and $63,016, respectively, of rent pursuant to this agreement.

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

There are 211,267,623 shares of common stock issued as of December 31, 2018 and March 31, 2018.

Stock Subscriptions

The Company received $20,000 of stock subscriptions during the nine months ended December 31, 2018. The total stock subscription balance is $70,000 and $50,000 as of December 31, 2018 and March 31, 2018, respectively. This is an accrual account used to capture stock-cash timing differences while presenting information consistent with transfer agent records.

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

Due to the potential adjustment in the conversion price associated with this convertible promissory note based on the Company’s stock price, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $22,739 which are recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount to the convertible promissory note. The debt discount is being amortized over the term of the convertible promissory note. The Company recognized interest expense of $22,739 during the year ended March 31, 2016 related to the amortization of the debt discount. Also during the year ended March 31, 2016, this revolving convertible promissory note was cancelled and any remaining balances of the convertible note and derivative liability were combined into a note payable. The balance of this note payable is $12,000 as of December 31, 2018 and March 31, 2018.

Note 8 – Income Tax Provision

Deferred tax assets

At December 31, 2018, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $3,467,116 that may be offset against future taxable income through 2038. The carry-forwards begin to expire in the year 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $728,094 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $48,369 for the nine months ended December 31, 2018.

Components of deferred tax assets are as follows:

Net deferred taxes – Non-current	December 31, 2018
Expected income tax benefit from NOL carry-forwards	$728,094
Less valuation allowance	(728,094)
Deferred tax assets, net of valuation allowance	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

December 31, 2018

Federal statutory income tax rate	21.00%
Change in valuation allowance on net operating loss carry-forwards	(21.00%)
Effective income tax rate	$-

Note 9 - Commitments, Contingencies and Concentrations

Except for as follows the Company does not have any commitments, contingencies or concentrations:

In May 2017, the Company lost a civil suit whereby the court awarded the plaintiff a default judgment of $112,968. See Note 7. The Company has accrued $114,408 for this judgement as of December 31, 2018 and March 31, 2018. There were no legal fees incurred with respect to this default judgement.

Note 10 - Lease Obligations Payable

The Company leases specialized equipment under leases classified as capital leases. The leased equipment will be amortized on a straight-line basis over 5 years once it is placed in service. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 2018. There is no interest rate related to the lease obligation and the maturity date is September 2021.

Fiscal year ending March 31:

2019	$12,000
2020	12,000
2021	9,000
Total minimum lease payments	33,000
Less: Amount representing interest	-
Present value of minimum lease payments	$33,000

At December 31, 2018, the present value of minimum lease payments due within one year is $12,000.

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2018 and 2017.

We have generated no revenues since inception.

For the three months ended December 31, 2018, we incurred $166,500 in operating expenses, comprised of $12,905 of rent - related parties and $153,595 in general and administrative expenses.  For the three months ended December 31, 2017, we incurred $86,856 in operating expenses, comprised of $32,369 of rent and $54,487 in general and administrative expenses.

For the nine months ended December 31, 2018 and 2017.

We have generated no revenues since inception.

For the nine months ended December 31, 2018, we incurred $230,137 in operating expenses, comprised of $30,000 of rent – related parties and $200,137 in general and administrative expenses.  For the nine months ended December 31, 2017, we incurred $210,117 in operating expenses, comprised of $63,016 of rent – related parties and $147,101 in general and administrative expenses.

The following table provides selected financial data about our company as of December 31, 2018 and March 31, 2018.

Balance Sheet Data	December 31, 2018	March 31, 2018
Cash and Cash Equivalents	$-	$16,927
Total Assets	$80,882	$91,269
Total Liabilities	$514,880	$313,510
Shareholders’ Deficit	$(433,998)	$(222,241)

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to December 31, 2018, the Company had accumulated losses of $3,467,116.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2018, we had a cash balance of $0. Our expenditures over the next 12 months are expected to be approximately $60,000, unless we raise $3,000,000 to fund our 12-month plan of operation.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2018 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on December 4, 2018.

The financial statements include all accounts of the Company as of December 31, 2018 and 2017 and for the three and nine months ended December 31, 2018 and 2017.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have cash equivalent as of December 31, 2018.

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

Recently Adopted Accounting Guidance

Revenue Recognition - In May 2014, the FASB issued an ASU which amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for goods or services. The amendment sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In August 2015, the FASB issued an additional ASU that deferred the effective date of the new revenue standard for public entities to periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date of periods beginning after December 15, 2016. There have also been various additional ASUs issued by the FASB in 2016 that further amend this new revenue standard. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted these standards on April 1, 2018 using the modified retrospective transition method. The Company has generated no revenue to date.

Cash Flow Classification - In August 2016, the FASB issued an ASU which provides amended guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance and distributions received from equity method investees. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. This amended guidance must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. The Company adopted this update effective April 1, 2018 using the retrospective method. The new standard did not have a material impact on the Condensed Financial Statements.

Goodwill Impairment - In January 2017, the FASB issued an ASU which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the standards update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this update effective April 1, 2018. The new standard did not have an impact on the Condensed Financial Statements.

Definition of a Business - In January 2017, the FASB issued an ASU to clarify the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this update effective April 1, 2018. The new standard did not have an impact on the Condensed Financial Statements.

Stock-Based Compensation - In May 2017, the FASB issued an ASU to clarify when modification accounting should be applied for changes to the terms or conditions of share-based payment awards. The amendments clarify that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this update effective April 1, 2018. The new standard did not have an impact on the Condensed Financial Statements.

Recent Accounting Guidance Not Yet Adopted

Leases - In February 2016, the FASB issued an ASU which amends the guidance for leases. This standard contains principles that will require an entity to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of twelve months or less. The standard also contains other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs, such as property taxes and insurance, as well as which lease origination costs will be capitalizable. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption of this standard is permitted. The standard allows the use of the modified retrospective transition method, whereby the new guidance will be applied at the beginning of the earliest period presented in the financial statements of the period of adoption. The modified retrospective transition approach includes certain practical expedients that entities may elect to apply in transition. In July 2018, the FASB amended ASC 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company has implemented a new software solution to improve the process of tracking and accounting for leases under the current and new standards. The Company will adopt this standard effective April 1, 2019 using the modified retrospective transition method which does not require adjustments to comparative periods or require modified disclosures for those periods. The Company expects to elect the transition relief practical expedients. The Company is continuing to evaluate the impact on its Condensed Financial Statements. The Company currently does not expect the adoption of ASC 842 to have a material impact on the Statement of Operations or Statement of Cash Flows. The recording of right-of-use assets and lease liabilities is expected to have a material impact on the Company’s Condensed Balance Sheet.

Fair Value Measurement – In August 2018, the FASB issued an ASU that is intended to improve the effectiveness of disclosures in notes to financial statements. The standard removes, modifies and adds certain disclosure requirements related to fair value measurements. This standard is effective for fiscal years beginning after December 15, 2019. The standard requires the use of the retrospective transition method for specific amendments within the ASU and the prospective treatment of other amendments. Early adoption is permitted. The Company will early adopt this ASU, effective for the Company’s Annual Report on Form 10-K for the year ending March 31, 2019. The Company is currently evaluating the impact of this standard on the Condensed Financial Statements.

With the exception of the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2018 Form 10-K that have significance, or potential significance, to the Condensed Financial Statements.

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

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date: February 21, 2019	By:	/s/ Chaslav Radovich
	Name:	Chaslav Radovich
	Title:	President and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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