Form 10-K/A
period 2018-03-31
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2019-04-29
CIK 1435163

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of March 31, 2018, the end of the Registrant’s most recently completed fiscal year, there were 226,267,623 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

(1970)     General Electric’s R&D first “gem quality” diamond was produced utilizing their belt-press, originally designed by Dr. H. Tracy Hall. GE’s high-pressure/high-                                temperature (HPHT) method never entered into a commercial production.

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

HOLDERS

As of March 31, 2018, the Company had 226,267,623 shares of our common stock issued and outstanding held by approximately 48 holders of record.-

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $3,310,359 in expenses from inception through March 31, 2018.

For the year ended March 31, 2018, we incurred $237,086 in operating expenses, comprised of $43,913 of rent paid to our President and $193,173 in general and administrative expenses.

Our net loss since inception (July 27, 2001) through March 31, 2018 was $3,310,359. The following table provides selected financial data about our company for the years ended March 31, 2017 and 2016.

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

ITEM 8. FINANCIAL STATEMENTS

Centaurus Diamond Technologies, Inc.

March 31, 2018 and 2017

Table of Contents	13

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

We have served as the Company’s auditor since 2016.

Denver, Colorado
November 30, 2018

Table of Contents	F-1

aj@ajrobbins.com
400 South Colorado Blvd, Suite 870, Denver, Colorado 80246
(B)303-537-5898 (M)720-339-5566 (F)303-845-9078

Centaurus Diamond Technologies, Inc.
Balance Sheets

	As of	As of
	March 31, 2018	March 31, 2017

ASSETS
CURRENT ASSETS:
Cash	$16,927	$15,151

Total Current Assets	16,927	15,151

PROPERTY AND EQUIPMENT
Property and equipment	63,000	8,000
Accumulated depreciation	(8,000)	(7,600)

# Total Property and Equipment, net	55,000	400

OTHER ASSETS
Deposits	19,340	19,340
Autogenous Impact Mill Technology	1	1
Patent	1	1

Total Other Assets	19,342	19,342

Total Assets	$91,269	$34,893

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$27,190	$80,947
Note payable - Bauta	12,000	12,000
Default judgement liability	114,408	113,688
Advances from stockholders	117,912	480,840

Total Current Liabilities	271,510	687,475

LONG-TERM DEBT, NET:
Capital leases	42,000	-

Total long-term debt	42,000	-

Total Liabilities	313,510	687,475
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 450,000,000 shares authorized;
226,267,623 shares issued and outstanding
at March 31, 2018 and March 31, 2017	226,267	226,267
Additional paid-in capital	2,811,851	2,191,544
Stock subscriptions accrual	50,000	-
Accumulated deficit	(3,310,359)	(3,070,393)

Total Stockholders' Deficit	(222,241)	(652,582)

Total Liabilities and Stockholders' Deficit	$91,269	$34,893
See accompanying notes to the consolidated financial statements.
Table of Contents	F-3

Centaurus Diamond Technologies, Inc.
Statements of Operations
	For the Fiscal	For the Fiscal
	Year Ended	Year Ended
	March 31, 2018	March 31, 2017

Revenue	$-	$-

Operating Expenses
Rent - related party	43,913	30,000
General and administrative expenses	193,173	430,926

Total operating expenses	237,086	460,926

Loss from Operations	(237,086)	(460,926)

Other Income (Expense)
Loss on default judgement	(720)	(720)
Interest expense	(2,160)	(2,160)

Other income (expense), net	(2,880)	(2,880)

Loss before Income Tax	(239,966)	(463,806)

Income Tax	-	-

Net Loss	$(239,966)	$(463,806)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	226,267,623	225,511,853

See accompanying notes to the consolidated financial statements.
Table of Contents	F-4

Centaurus Diamond Technologies, Inc.
Statement of Stockholders’ Equity (deficit)
For the Fiscal Years Ended March 31, 2018 and 2017

	Common Stock, $0.001 Par Value		Additional	Stock		Total
	Number of		Paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Accrual	Deficit	Deficit

Balance, March 31, 2016	220,520,623	$220,520	$1,842,591	$118,100	$(2,606,587)	$(425,376)

Issuance of stock to fulfil stock subscriptions	5,747,000	5,747	348,953	(118,100)	-	236,600

Net loss	-	-	-	-	(463,806)	(463,806)

Balance, March 31, 2017	226,267,623	226,267	2,191,544	-	(3,070,393)	(652,582)

Conversion of SH advances to APIC	-	-	620,307	-	-	620,307

Cash received for stock subscriptions	-	-	-	50,000	-	50,000

Net loss	-	-	-	-	(239,966)	(239,966)

Balance, March 31, 2018	226,267,623	$226,267	$2,811,851	$50,000	$(3,310,359)	$(222,241)
See accompanying notes to the consolidated financial statements.
Table of Contents	F-5

Centaurus Diamond Technologies, Inc.
Statements of Cash Flows

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(239,966)	$(463,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	11,000
Depreciation expense	400	1,600
Changes in operating assets and liabilities:
Deposits	-	(19,340)
Accounts payable and accrued expenses	(53,757)	41,776
Default judgement liability	720	720
Net cash used in operating activities	(292,603)	(428,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(5,000)	-

Net cash used in investing activities	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from stock subscriptions	50,000	225,600
Advance received from (repaid to) stockholders	257,379	204,446
Repayment of capital lease	(8,000)	-

Net cash provided by financing activities	299,379	430,046

Net change in cash	1,776	1,996

Cash at beginning of the reporting period	15,151	13,155

Cash at end of the reporting period	$16,927#	$15,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Acquisition of equipment via capital lease	$50,000	$-
Conversion of SH advances to APIC	$620,307	$-
Stock issued to fulfil stock subscriptions	$-	$236,600

See accompanying notes to the consolidated financial statements.
Table of Contents	F-6

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

Income Taxes

The company has net operating loss carryforwards as of March 31, 2018 totaling $3,310,359. A deferred tax benefit of approximately $695,175 has been offset by a valuation allowance of the same amount as its realization is not assured.

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

Note 4 – Property and Equipment

The Company has acquired all of its office and field work equipment with cash payments. The total fixed assets consist of various equipment items and the totals are as follows:

Asset	March 31, 2018	March 31, 2017
Equipment	$63,000	$8,000
Accumulated depreciation	(8,000)	7,600
Net Fixed Assets	$55,000	$400

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

Advances from and Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. Below are the details of the advances by party:

	Chas Radovich	Leroy Delisle	Alvin Snaper
Balance at March 31, 2016 Advances for the year ended	$170,016	$106,378	-	$276,394
March 31, 2017	115,069	89,377	-	204,446
Balance at March 31, 2017 Advances for the six months	285,085	195,755	-	480,840
ended September 30, 2017	66,685	61,782	-	139,467
Advances converted to APIC	(334,370)	(285,937)	-	(620,307)
Balance at September 30, 2017 Advances from October 1, 2017	-	-	-	-
to March 31, 2018	3,312	105,600	9,000	117,912
Balance at March 31, 2018	3,312	105,600	9,000	117,912

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

There are 226,267,623 and 220,520,623 shares of common stock issued as of March 31, 2018 and 2017, respectively.

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

Note 8 – Income Tax Provision

Deferred tax assets

At March 31, 2018, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $3,310,359 that may be offset against future taxable income through 2038. The carry-forwards begin to expire in the year 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $695,175 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $50,392 and $95,090 for the reporting period ended March 31, 2018 and 2017, respectively.

Components of deferred tax assets are as follows:

Net deferred taxes – Non-current	March 31, 2018	March 31, 2017
Expected income tax benefit from NOL carry-forwards	$695,175	$644,783
Less valuation allowance	695,175	644,783
Deferred tax assets, net of valuation allowance	-	-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	March 31, 2018	March 31, 2017
Federal statutory income tax rate	21.0%	21.0%
Change in valuation allowance on net operating loss carry-forwards	(21.0%)	(21.0)
Effective income tax rate	-	-

Note 9 - Commitments, Contingencies and Concentrations

Except for as follows the Company does not have any commitments, contingencies or concentrations:

In May 2017, the Company lost a civil suit whereby the court awarded the plaintiff a default judgment of $112,968. See Note 7. The Company has accrued $114,408 and $113,688 for this judgement as of March 31, 2018 and 2017, respectively. There were no legal fees incurred with respect to this default judgement.

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

Subsequent to March 31, 2018, stockholders have advanced funds to the Company or have paid for expenses on behalf of the Company. See the roll forward of stockholder advances below:

	Chas Radovich	Leroy Delisle	Alvin Snaper	Total
Balance at March 31, 2018 Advances from April 1, 2018 to date of issuance of these	$3,312	$105,600	$9,000	$480,840
financial statements	5,000	20,000	1,700	138,512
Balance at date of issuance	8,312	125,600	10,700	144,612

Table of Contents	F-13

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
Table of Contents	F-14

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

ITEM 9B. OTHER INFORMATION.

None.
Table of Contents	F-15

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of March 31, 2018 are as follows:

Name	Age	Position	Since
Chas Radovich Dirian Kludjian Stephen Saunders Alvin Snaper	58 61 53 87	CEO Director Secretary Chairman, Chief Technology Officer, Director	March 2015 March 2015 March 2015 March, 2015

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
Table of Contents	F-16

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
Table of Contents	F-17

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

The percentages below are calculated based on 226,267,623 shares of our common stock issued and outstanding as of March 31, 2018. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

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
Table of Contents	F-18

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: December 4, 2018	By:	/s/ Chas Radovich
Name: Chas Radovich
Title: Chief Executive Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents