Form 10-K
period 2019-03-31
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2019-08-19
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

1For the fiscal year ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of March 31, 2019, the end of the Registrant’s most recently completed fiscal year, there were 214,477,623 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

HOLDERS

As of March 31, 2019, the Company had 214,327,623 shares of our common stock issued and outstanding held by approximately 48 holders of record.-

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2019.

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

Our current cash requirements are moderate and will be used for development, and we anticipate generating losses. In order to execute on our business strategy, we will require additional working capital, commensurate with the operational needs of our planned marketing, development and production efforts. We believe that our cash on hand and working capital are not sufficient to meet our anticipated cash requirements for the next twelve (12) months and we have no short-term plans to raise additional funds. We are currently focused on developing a prototype process for our technology. As we proceed to commercialize our product, we may seek additional debt or equity financing to assist with manufacturing and distribution. There is no guarantee we will be successful in raising capital or obtaining loans in the future, or upon terms that are favorable or satisfactory to us, and any failure could have a material adverse effect on our business objectives and operations.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $3,576,403 in expenses from inception through March 31, 2019.

For the year ended March 31, 2019, we incurred $337,084 in operating expenses, comprised of $30,000 of rent paid to our President and $307,084 in general and administrative expenses.

Our net loss since inception (July 27, 2001) through March 31, 2019 was $3,576,403. The following table provides selected financial data about our company for the years ended March 31, 2019 and 2018.

Balance Sheet Data	March 31, 2019	March 31, 2018
Cash	$-	$16,927
Total Assets	$100,425	$91,269
Total Liabilities	$560,710	$313,510
Shareholders’ Deficit	$(460,285)	$(222,241)

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2019, we had a cash balance of $0. Our expenditures over the next 12 months are expected to be approximately $250,000.

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

March 31, 2019 and 2018

AJ Robbins CPA, LLC Certified Public Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Centaurus Diamond Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Centaurus Diamond Technologies, Inc. (the Company) as of March 31, 2019 and 2018 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has had a net loss of $283,559 and an accumulated deficit of $3,518,918 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
August 15, 2019

aj@ajrobbins.com
400 South Colorado Blvd, Suite 870, Denver, Colorado 80246
(B)303-537-5898 (M)720-339-5566 (F)303-845-9078

Centaurus Diamond Technologies, Inc.
Balance Sheets

	As of	As of
	March 31, 2019	March 31, 2018

ASSETS
CURRENT ASSETS:
Cash	$-	$16,927

Total Current Assets	-	16,927

PROPERTY AND EQUIPMENT, NET:
Property and equipment	89,083	63,000
Accumulated depreciation	(8,000)	(8,000)

Total Property and Equipment, net	81,083	55,000

OTHER ASSETS
Autogenous Impact Mill Technology	1	1
Patent	1	1
Deposits	19,340	19,340

Total Other Assets	19,342	19,342

Total Assets	$100,425	$91,269

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$31,980	$27,190
Note payable - Bauta	12,000	12,000
Default judgement liability	115,128	114,408
Advances from stockholders	368,602	117,912
Current portion of capital lease	12,000	12,000

Total Current Liabilities	539,710	283,510

LONG-TERM DEBT, NET:
Capital leases payable	21,000	30,000

Total Long Term Liabilities	21,000	30,000

Total Liabilities	560,710	313,510

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 450,000,000 shares authorized;
214,477,623 and 211,417,623 shares issued and outstanding
at March 31, 2019 and 2018, respectively	214,327	211,267
Additional paid-in capital	2,901,791	2,751,851
Stock subscriptions accrual	-	50,000
Accumulated deficit	(3,576,403)	(3,235,359)

Total Stockholders' Deficit	(460,285)	(222,241)

Total Liabilities and Stockholders' Deficit	$100,425	$91,269

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	March 31, 2019	March 31, 2018

Revenue	$-	$-

Operating Expenses
Rent - related party	30,000	43,913
General and administrative expenses	307,084	193,173

Total operating expenses	337,084	237,086

Loss from Operations	(337,084)	(237,086)

Other Income (Expense)
Loss on default judgement	(720)	(720)
Interest expense	(3,240)	(2,160)
Other income (expense), net	(3,960)	(2,880)

Loss before Income Tax	(341,044)	(239,966)

Income Tax	-	-

Net Loss	$(341,044)	$(239,966)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	211,820,938	220,678,582

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statement of Stockholders’ Equity (deficit)
For the Fiscal Years Ended March 31, 2019 and 2018

	Common Stock, $0.001 Par Value		Additional	Stock		Total
	Number of		Paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, March 31, 2017	226,267,623	$226,267	$2,191,544	$-	$(3,070,393)	$(652,582)

Conversion of SH advances to APIC	-	-	620,307	-	-	620,307

Cash received for stock subscriptions	-	-	-	50,000	-	50,000

Shares returned to treasury	(15,000,000)	(15,000)	(60,000)	-	75,000	-

Net loss	-	-	-	-	(239,966)	(239,966)

Balance, March 31, 2018	211,267,623	$211,267	$2,751,851	$50,000	$(3,235,359)	$(222,241)

Cash received for stock subscriptions	-	-	-	20,000	-	20,000

Issuance of stock for services	1,050,000	1,050	51,450	-	-	52,500

Issuance of stock to pay AP balance	610,000	610	29,890	-	-	30,500

Issuance of stock to fulfil stock subscriptions	1,400,000	1,400	68,600	(70,000)	-	-

Net loss	-	-	-	-	(341,044)	(341,044)

Balance, March 31, 2019	214,327,623	$214,327	$2,901,791	$-	$(3,576,403)	$(460,285)

Centaurus Diamond Technologies, Inc.
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(341,044)	$(239,966)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	400
Stock for services	52,500	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	36,010	(53,037)
Net cash used in operating activities	(247,549)	(292,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(26,083)	(5,000)
Net cash used in investing activities	(26,083)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from stock subscriptions	20,000	50,000
Advance received from (repaid to) stockholders	250,690	257,379
Principal repayments of capital lease	(9,000)	(8,000)
Net cash provided by financing activities	261,690	299,379

Net change in cash	(16,927)	1,776

Cash at beginning of the reporting period	16,927	15,151

Cash at end of the reporting period	$- #	$16,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Acquisition of equipment via capital lease	$-	$50,000
Conversion of SH advances to APIC	$-	$620,307
Issuance of shares to pay AP balance	$30,500	$50,000
Issuance of stock to fulfil stock subscriptions	$70,000	$-

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
 March 31, 2019 and 2018
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

Income Taxes

The company has net operating loss carryforwards as of March 31, 2019 totaling $3,571,418. A deferred tax benefit of approximately $749,998 has been offset by a valuation allowance of the same amount as its realization is not assured.

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at March 31, 2019 and 2018.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2019, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible promissory note due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. For the year ended March 31, 2019, the Company incurred a net loss of $(341,044) and the net cash flow used in operations was $(252,534) and its accumulated net losses from inception through the period ended March 31, 2019 is $(3,576,403), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Property and Equipment

The Company has acquired all of its office and field work equipment with cash payments. The total fixed assets consist of various equipment items and the totals are as follows:

Asset	March 31, 2019	March 31, 2018
Equipment	$89,083	$63,000
Accumulated depreciation	(8,000)	(8,000)
Net Fixed Assets	$81,083	$55,000

Depreciation expenses for the years ended March 31, 2019 and 2018 was $0 and $400, respectively.

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

Advances from and Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. Below are the details of the advances by party:

	Chas Radovich	Leroy Delisle	Alvin Snaper	Total

Balance at March 31, 2017	285,085	195,755	-	480,840
Advances for the six months
ended September 30, 2017	66,685	61,782	11,000	139,467
Advances converted to APIC	-351,769	-257,537	-11,000	-620,307
Balance at September 30, 2017	-	-	-	-
Advances from October 1, 2017
to March 31, 2018	3,312	105,600	9,000	117,912
Balance at March 31, 2018	3,312	105,600	9,000	117,912
Advances from April 1, 2018
To March 31, 2019	154,000	94,990	1,700	250,690
Balance at March 31, 2019	$157,312	$200,590	$10,700	$368,602

Operating Lease from Chairman

On June 5, 2012 the Company entered into a lease agreement, for office space for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106, with its Chairman, Alvin Snaper, at $2,500 plus utilities per month on a month-to-month basis, effective June 15, 2012. During the years ended March 31, 2019 and 2018, the Company has paid or accrued $30,000 and $43,913, respectively, of rent.

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

On January 24, 2019, the Company issued 1,050,000 shares of common stock at $0.05 per share in exchange for $52,500 of services.

On January 24, 2019, the Company issued 610,000 shares of common stock at $0.05 per share as a payment against an accounts payable balance of $30,500.

On January 24, 2019, the Company issued 1,400,000 shares of common stock at $0.05 per share to fulfil $70,000 of stock subscriptions.

There are 214,327,623 and 211,267,623 shares of common stock issued as of March 31, 2019 and 2018, respectively.

Stock Subscriptions

The Company received $20,000 and $50,000 of stock subscriptions during the years ended March 31, 2019 and 2018, respectively as follows:

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

On May 18, 2016, the Company issued 5,747,000 shares at various values to fulfil $354,700 of the stock subscriptions. And on January 24, 2019, the Company issued 1,400,000 shares at $0.05 per share to fulfill $70,000 of the stock subscriptions. The total stock subscription balance is $0 and $50,000 as of March 31, 2019 and 2018, respectively. This is an accrual account used to capture stock-cash timing differences while presenting information consistent with transfer agent records.

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

Due to the potential adjustment in the conversion price associated with this convertible promissory note based on the Company’s stock price, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $22,739 which are recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount to the convertible promissory note. The debt discount is being amortized over the term of the convertible promissory note. The Company recognized interest expense of $22,739 during the year ended March 31, 2016 related to the amortization of the debt discount. Also during the year ended March 31, 2016, this revolving convertible promissory note was cancelled and any remaining balances of the convertible note and derivative liability were combined into a note payable. The balance of this note payable is $12,000 as of March 31, 2019 and 2018.

Note 8 – Income Tax Provision

Deferred tax assets

At March 31, 2019, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $3,576,403 that may be offset against future taxable income through 2039. The carry-forwards begin to expire in the year 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $749,998 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $71,620 and $34,642 for the reporting period ended March 31, 2019 and 2018, respectively.

Components of deferred tax assets are as follows:

Net deferred taxes – Non-current	31-Mar-19	31-Mar-18
Expected income tax benefit from NOL carry-forwards	$751,045	$679,425
Less valuation allowance	-751,045	-679,425
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	March 31, 2019	March 31, 2018

Federal statutory income tax rate	21.0%	21.0%
Change in valuation allowance on net operating loss
carry-forwards	(21.0%)	(21.0)
Effective income tax rate	$-	$-

Note 9 - Commitments, Contingencies and Concentrations

Except for as follows the Company does not have any commitments, contingencies or concentrations:

In May 2017, the Company lost a civil suit whereby the court awarded the plaintiff a default judgment of $112,968. See Note 7. The Company has accrued $115,128 and $114,408 for this judgement as of March 31, 2019 and 2018, respectively. There were no legal fees incurred with respect to this default judgement.

Note 10 - Lease Obligations Payable

The Company leases specialized equipment under leases classified as capital leases. The leased equipment will be amortized on a straight-line basis over 5 years once it is placed in service. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of March 31, 2019. There is no interest rate related to the lease obligation and the maturity date is September 2022.

Fiscal year ending March 31:

2020	$12,000
2021	12,000
2022	9,000
Total minimum lease payments	33,000
Less: Amount representing interest	-
Present value of minimum lease payments	$33,000

At March 31, 2019, the present value of minimum lease payments due within one year is $12,000.

Note 11 – Subsequent Events

In preparing the financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date that the financial statements were available to be issued and determined there were no subsequent events resulting in adjustments to or disclosure in the financial statements, except as follows:

Subsequent to March 31, 2019, stockholders have advanced funds to the Company or have paid for expenses on behalf of the Company. See the roll forward of stockholder advances below:
	Chas Radovich	Leroy Delisle	Alvin Snaper	Total

Balance at March 31, 2019	$157,312	$200,590	$10,700	$368,602
Advances from April 1, 2019
to date of issuance of these
financial statements	45,750	39,480	-	52,230
Balance at date of issuance	$203,062	$240,070	$10,700	$453,832

In June 2019, an stockholder/officer paid the remaining balance of the capital lease in the amount of $33,000, which is included in the advances from stockholders schedule above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2019.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2019, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of March 31, 2019.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of March 31, 2019 are as follows:

Name	Age	Position	Since
Chas Radovich	58	CEO	March 2015
Diran Kludjian	61	Director	March 2015
Stephen Saunders	53	Secretary	March 2015
Alvin Snaper	87	Chairman, Chief Technology Officer, Director	March, 2015

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2019, our executive officers, directors and greater-than-ten percent stockholders have not complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended March 31, 2019 and 2018:

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

The following table sets forth director compensation as of March 31, 2019:

Name	Fees Earned Pain In Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Alvin Snaper	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2019, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 214,327,623 shares of our common stock issued and outstanding as of March 31, 2019. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

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
Chairman of the Board and Chief Science Officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended March 31, 2019 and 2018, the total fees charged to the company for audit services, including quarterly reviews were $37,500 and $5,250, respectively and the total fees for tax services and other services were $0 and $0, respectively.

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

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date: August 15th, 2019	By:	/s/ Chas Radovich
	Name:	Chas Radovich
	Title:	Chief Executive Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.