Form 10-Q
period 2019-06-30
CENTAURUS DIAMOND TECHNOLOGIES, INC.
filed 2019-08-20
CIK 1435163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 3-31-19 to 6-30-19

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

As of August 20, 2019, there were 214,327,623 shares of common stock, $0.001 par value per share, outstanding.

CENTAURUS DIAMOND TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS

Centaurus Diamond Technologies, Inc.
Balance Sheets

	As of	As of
	June 30, 2019	March 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

PROPERTY AND EQUIPMENT, NET:
Property and equipment	89,083	89,083
Accumulated depreciation	(8,000)	(8,000)

Total Property and Equipment, net	81,083	81,083

OTHER ASSETS
Autogenous Impact Mill Technology	1	1
Patent	1	1
Deposits	19,340	19,340

Total Other Assets	19,342	19,342

Total Assets	$100,425	$100,425

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$31,980	$31,980
Note payable - Bauta	12,000	12,000
Default judgement liability	115,128	115,128
Advances from stockholders	452,837	368,602
Current portion of capital lease	-	12,000

Total Current Liabilities	611,945	539,710

LONG-TERM DEBT, NET:
Capital leases payable	-	21,000

Total Long Term Liabilities	-	21,000

Total Liabilities	611,945	560,710

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock par value $0.001: 450,000,000 shares authorized; 214,327,623 shares issued and outstanding at June 30, 2019 and March 31, 2019	214,327	214,327
Additional paid-in capital	2,901,791	2,901,791
Stock subscriptions accrual	-	-
Accumulated deficit	(3,627,638)	(3,576,403)

Total Stockholders' Deficit	(511,520)	(460,285)

Total Liabilities and Stockholders' Deficit	$100,425	$100,425

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses
Rent - related party	7,500	13,781
General and administrative expenses	43,735	26,580

Total operating expenses	51,235	40,361

Loss from Operations	(51,235)	(40,361)

Other Income (Expense)
Loss on default judgement	-	-
Interest expense	-	-
Other income (expense), net	-	-

Loss before Income Tax	(51,235)	(40,361)

Income Tax	-	-

Net Loss	$(51,235)	$(40,361)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	214,327,623	211,267,623

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,235)	$(40,361)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-
Net cash used in operating activities	(51,235)	(40,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(6,540)
Net cash used in investing activities	-	(6,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from stock subscriptions	-	20,000
Advance received from (repaid to) stockholders	84,235	10,000
Principal repayments of capital lease	(33,000)	-
Net cash provided by financing activities	51,235	30,000

Net change in cash	-	(16,901)

Cash at beginning of the reporting period	-	16,927

Cash at end of the reporting period	$- #	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements.

Centaurus Diamond Technologies, Inc.
June 30, 2019 and 2018
Notes to the Unaudited Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended March 31, 2019 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on August 15, 2019.

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

Income Taxes

The company has net operating loss carryforwards as of June 30, 2019 totaling $3,627,638. A deferred tax benefit of approximately $761,804 has been offset by a valuation allowance of the same amount as its realization is not assured.

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

Per Share Computations

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and the dilutive potential common shares outstanding during the period. All shares were considered anti-dilutive at June 30, 2019 and 2018.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2019, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible promissory note due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. For the three months ended June 30, 2019, the Company incurred a net loss of $(51,235) and the net cash flow used in operations was $(51,235) and its accumulated net losses from inception through the period ended June 30, 2019 is $(3,627,638), which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s development activities since inception have been financially sustained through capital contributions from shareholders.

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

Note 4 – Property and Equipment

The Company has acquired all its office and field work equipment with cash payments. The total fixed assets consist of various equipment items and the totals are as follows:

Asset	June 30, 2019
Equipment	$89,083
Accumulated depreciation	(8,000)
Net Fixed Assets	$81,083

Depreciation expenses for the three months ended June 30, 2019 and 2018 was $0.

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

Advances from and Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. Below are the details of the advances by party:

	Chas Radovich	Leroy Delisle	Alvin Snaper	Total
Balance at March 31, 2019	$157,312	$200,590	$10,700	$368,602
Advances for the three months ended June 30, 2019	45,750	38,485	-	84,235
Balance at June 30, 2019	$203,062	$239,075	$10,700	$452,837

Operating Lease from Chairman

On June 5, 2012 the Company entered into a lease agreement, for office space for its corporate office at 1000 W. Bonanza, Las Vegas, Nevada 89106, with its Chairman, Alvin Snaper, at $2,500 plus utilities and other CAMs per month on a month-to-month basis, effective June 15, 2012. During the three months ended June 30, 2019 and 2018, the Company has paid or accrued $7,500 and $13,781, respectively, of rent pursuant to this agreement.

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

There are 214,327,623 shares of common stock issued as of June 30, 2019 and March 31, 2019.

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

Due to the potential adjustment in the conversion price associated with this convertible promissory note based on the Company’s stock price, the Company has determined that the conversion feature is considered a derivative liability. The embedded conversion feature was initially calculated to be $22,739 which are recorded as a derivative liability as of the date of issuance. The derivative liability was recorded as a debt discount to the convertible promissory note. The debt discount is being amortized over the term of the convertible promissory note. The Company recognized interest expense of $22,739 during the year ended March 31, 2016 related to the amortization of the debt discount. Also during the year ended March 31, 2016, this revolving convertible promissory note was cancelled and any remaining balances of the convertible note and derivative liability were combined into a note payable. The balance of this note payable is $12,000 as of June 30, 2019 and March 31, 2019.

Note 8 – Income Tax Provision

Deferred tax assets

At June 30, 2019, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $3,627,638 that may be offset against future taxable income through 2039. The carry-forwards begin to expire in the year 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $761,804 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $10,759 for the three months ended June 30, 2019.

Components of deferred tax assets are as follows:

Net deferred taxes – Non-current	June 30, 2019
Expected income tax benefit from NOL carry-forwards	$761,804
Less valuation allowance	(761,804)
Deferred tax assets, net of valuation allowance	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

June 30, 2019

Federal statutory income tax rate	21.0%
Change in valuation allowance on net operating loss carry-forwards	(21.0%)
Effective income tax rate	$-

Note 9 - Commitments, Contingencies and Concentrations

Except for as follows the Company does not have any commitments, contingencies or concentrations:

In May 2017, the Company lost a civil suit whereby the court awarded the plaintiff a default judgment of $112,968. See Note 7. The Company has accrued $114,408 for this judgement as of June 30, 2019 and March 31, 2018. There were no legal fees incurred with respect to this default judgement.

Note 10 – Subsequent Events

In preparing the financial statements, management has evaluated events and transactions for potential recognition or disclosure through the date that the financial statements were available to be issued and determined there were no subsequent events resulting in adjustments to or disclosure in the financial statements, except as follows:

Subsequent to June 30, 2019, stockholders have advanced funds to the Company or have paid for expenses on behalf of the Company. See the roll forward of stockholder advances below:

	Chas Radovich	Leroy Delisle	Alvin Snaper	Total

Balance at June 30, 2019	$203,062	$239,075	$10,700	$452,837
Advances from July 1, 2019 to date of issuance of these financial statements	-	995	-	995
Balance at date of issuance	$203,062	$240,070	$10,700	$453,832

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2019 and 2018.

We have generated no revenues since inception.

For the three months ended June 30, 2019, we incurred $51,235 in operating expenses, comprised of $7,500 of rent - related parties and $43,735 in general and administrative expenses.  For the three months ended June 30, 2018, we incurred $40,361 in operating expenses, comprised of $13,781 of rent and $26,580 in general and administrative expenses.

The following table provides selected financial data about our company as of June 30, 2019 and March 31, 2019.

Balance Sheet Data	June 30, 2019	March 31, 2019
Cash and Cash Equivalents	$-	$-
Total Assets	$100,425	$100,425
Total Liabilities	$611,945	$560,710
Shareholders’ Deficit	$(511,520)	$(460,285)

GOING CONCERN

Although we have recognized some nominal amount of revenues since inception, we are still devoting substantially all of our efforts on establishing the business and, therefore, still qualifies as a development stage company. From inception to June 30, 2019, the Company had accumulated losses of $3,627,638.  Our independent public accounting firm included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent public accounting firm.  Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2019, we had a cash balance of $0. Our expenditures over the next 12 months are expected to be approximately $250,000.

We must raise approximately $250,000, to complete our plan of operation for the next 12 months.  Additionally, we anticipate spending an additional $250,000 on general and administration expenses and complying with reporting obligations, and general administrative costs.   Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing stockholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation. In the absence of such financing, our business will fail.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2019 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed on August 15, 2019.

The financial statements include all accounts of the Company as of June 30, 2019 and March 31, 2019 and for the three months ended June 30, 2019 and 2018.

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company did not have cash equivalent as of June 30, 2019.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2019 and 2018.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2019.

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

CENTAURUS DIAMOND TECHNOLOGIES, INC.
(Name of Registrant)

Date: August 20, 2019	By:	/s/ Chaslav Radovich
	Name:	Chaslav Radovich
	Title:	Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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